Form 10-Q
period 2000-03-31
BIO AQUA SYSTEMS INC
filed 2000-05-22
CIK 1089590

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                               FLORIDA 65-0926223
------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)

350 East Las Olas Boulevard, Suite 1700, Ft. Lauderdale, Florida   33301
        ---------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (954)    763-1200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                      No
     --------------                  ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2000, there were 940,000 shares of Class A Common Stock, par value $.0001 per share, and 1,700,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

          H:\2000WORK\CLIENTS\02582-001\BIOAQUA-MAR-00-DEC-99-10-Q.DOC

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

Part I.           Financial Information

Item 1.           Financial Statements (unaudited)


Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Part II.          Other Information

The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                              A S S E T S                                     March 31, 2000          December 31, 1999


Current Assets:
--------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                $       3,730,517          $        102,621
   Accounts receivable, net                                                         2,121,322                 1,882,127
   Due from related parties                                                           382,424                   357,743
   Other receivables                                                                  188,634                   242,937
   Inventory                                                                          610,159                   594,283
   Income taxes receivable                                                            152,065                   120,122
   Offering costs                                                                          -                    141,256
   Other current assets                                                               253,073                   346,340
                                                                            -----------------          ----------------

         Total Current Assets                                                       7,438,194                 3,787,429

Property and Equipment, net                                                           563,575                   622,364
Loan Receivable - Supplier                                                          1,988,051                 1,554,344
Intangibles, net                                                                       10,500                     9,835
                                                                            -----------------          ----------------

                                                                            $      10,000,320          $      5,973,972
                                                                            =================          ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $       1,463,473          $      1,159,966
   Line-of-credit                                                                   2,245,455                 2,189,508
   Obligations with banks - current portion                                            85,358                    85,358
   Notes payable                                                                      760,469                   644,415
   Due to stockholder                                                               1,300,000                 1,300,000
                                                                            -----------------          ----------------

         Total Current Liabilities                                                  5,854,755                 5,379,247
                                                                            -----------------          ----------------

Long-Term Liabilities:
   Obligations with banks, excluding current portion                                  403,720                   378,161
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                                    94                         9
   Class B common stock                                                                   170                       170
   Preferred stock                                                                         -                         -
   Additional paid-in capital                                                       4,035,289                   529,444
   Retained earnings                                                                  497,244                   428,160
   Cumulative translation adjustment                                                 (790,952)                 (741,219)
                                                                            -----------------          ----------------

     Total Stockholders' Equity                                                     3,741,845                   216,564
                                                                            -----------------          ----------------

                                                                            $      10,000,320          $      5,973,972
                                                                            =================          ================


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                   (Unaudited)

                                                                                                    Three Months Ended

                                                                                         ----------------------------------------
                                                                                                        March 31,

                                                                                         -------------------  -------------------
                                                                                                2000                 1999

-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                   $    1,435,879       $    1,391,358
Cost of Operations                                                                              1,060,479              999,015
                                                                                           --------------       --------------

Gross Profit                                                                                      375,399              392,343

General and Administrative Expenses                                                               287,547              230,074
                                                                                           --------------       --------------

Income from Operations                                                                             87,852              162,269
                                                                                           --------------       --------------

Other Income (Expenses):
  Other, net                                                                                       50,267              (12,934)
  Interest expense                                                                                (69,035)             (90,629)
                                                                                           --------------       --------------

                                                                                                  (18,768)            (103,563)
                                                                                           --------------       --------------

Net Income                                                                                 $       69,084       $       58,706
                                                                                           ==============       ==============


Net Income Per Common Share                                                                          0.04                 0.03
                                                                                           ==============       ==============


Weighted Average Common Shares

  Outstanding                                                                              $    1,795,634       $    1,790,000
                                                                                           ==============       ==============


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                   (Unaudited)

                                   Class A        Class B         Additional                     Cumulative                Total
                             -----------------  -------------------  -------------  -------------------  ----------------------
                                 Common          Common           Paid-in         Retained       Translation     Stockholders'Equity
                                  Stock           Stock           Capital      --------------  ---------------------  -------------

                                                                                                                 Earnings Adjustment



-----------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1999                  $         9         $    170        $   529,444      $ 428,160        $   (741,219)        $    216,564

Issuance of Class A
common stock from
  public offering, net               85            -             3,505,845          -                     -             3,505,930

Net Income                            -            -                    -         69,084                    -              69,084

Translation adjustment                -            -                    -           -                (49,733)            (49,733)
                                ----------      ----         ------------       ---------        --------------       ------------


Balance at March 31, 2000  $        94     $   170         $  4,035,289       $ 497,244        $     (790,952)      $  3,741,845
                              =====================      ============         =============        ==============    ============



                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                           Three Months Ended

                                                                          ----------------------------------------------------
                                                                                               March 31,
                                                                                    2000                       1999

Cash Flows from Operating Activities:

--------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                 $         69,084            $        58,706
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                      65,216                     60,562
     Translation adjustment                                                            (49,733)                   (52,252)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                     (239,195)                  (594,535)
         Other receivables                                                              54,303                     69,082
         Inventory                                                                     (15,876)                   119,884
         Income taxes receivable                                                       (31,943)                   (49,818)
         Other current assets                                                           93,267                   (356,589)
         Other assets                                                                 (293,116)                   (85,727)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                         303,507                    348,004
                                                                              ----------------            ---------------

Net Cash (Used in) Operating Activities                                                (44,486)                  (482,683)
                                                                              ----------------            ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                               (55,789)                    (7,684)
                                                                              ----------------            ---------------




                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                           Three Months Ended

                                                                          ----------------------------------------------------
                                                                                               March 31,
                                                                                    2000                       1999

Cash Flows from Financing Activities:
---------------------------------------------------------------------------------------------------------------------------------
   Net proceeds (repayments) of notes payable to vendors                     $          116,054           $        (42,043)
   Payment of underwriting discounts                                                   (552,500)                        -
   Payment of offering costs                                                           (191,570)                        -
   Net proceeds from lines-of-credit                                                     55,947                         -
   Net proceeds (repayments) to related parties                                          24,681                   (157,077)
   Proceeds from public offering                                                      4,250,000                         -
   Proceeds from long-term debt                                                          25,559                    600,327
                                                                             ------------------           ----------------

Net Cash Provided by Financing Activities                                             3,728,171                    401,207
                                                                             ------------------           ----------------

Increase (Decrease) in Cash and Cash Equivalents                                      3,627,896                    (89,160)

Cash and Cash Equivalents - Beginning of Period                                         102,621                    136,489
                                                                             ------------------           ----------------

Cash and Cash Equivalents - End of Period                                    $        3,730,517           $         47,329
                                                                             ==================           ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                  $           69,035           $         90,629


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    (Unaudited) With Respect to March 31, 2000 and 1999 and December 31, 1999





NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bio-Aqua Systems, Inc., (the "Company"), is a Florida corporation incorporated in March 1999 as a holding
              ------------
company to acquire Tepual, S.A., a Chilean corporation. Tepual, S.A. is in the business of researching and developing of production and control systems related to animal nutrition. The Company provides brokerage services and technical advice in the production of meals for feed for aquaculture, poultry and cattle farming. In addition, the Company researches poultry vaccines.

              Basis of Presentation - In March 2000, the Company acquired 99.9% of the issued and outstanding common stock of Tepual, S.A., in exchange for 1,700,000 shares of Class B common stock which took effect as of the closing of the initial public offering of the Company's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Atik, S.A. ("Atik"), a Chilean corporation and Flagship Import Export LLC ("Flagship"), a Nevada limited liability company, purchased 1,699,900 shares of Class B common stock and, (ii) the Company purchased Atik and Flagship's 99.9% interest in Tepual, S.A. and Tepual, S.A. then became a majority owned (99.9%) subsidiary of the Company. The substance of this transaction is an exchange of shares between the Company and Atik and Flagship which was accounted for as a combination of entities under common control. Generally accepted accounting principles prescribe giving effect to a consummated business combination in financial statements that do not include the date of consummation as if the business combination occurred at the beginning of the first period presented. Accordingly, the combined financial statements for all periods presented have been prepared assuming the acquisition by the Company took place on January 1, 1997, that the Company was incorporated on that date, and the exchange of shares was effectuated at that time. Because the Company was not formed until March 1999, historical and proforma financial statements are not included herein because the assets, liabilities, revenues and expenses and net income of Bio-Aqua Systems, Inc. are not material to the information presented. These financial statements became the historical combined financial statements of the Company after financial statements covering the date of consummation of the business combination were issued.

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rate used at March 31, 2000 was 501.41 pesos to U.S. $1 and at December 31, 1999, was 530.07 pesos to U.S. $1. The weighted average exchange rate used for the quarter ending March 31, 2000 was 519.78 pesos to U.S. $1 and for the year ending December 31, 1999 was 515.08 pesos to U.S. $1.

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              (Continued)

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 1,795,634 for the three months ended March 31, 2000 and 1,790,000 for the three months ended March 31, 1999 giving effect to common stock equivalents, none of which existed in the aforementioned periods.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis contains various "forward looking statements". Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

OVERVIEW

We generate substantially all of our revenues from the sale of certain products such as fish meal, feather meal and krill meal which we purchase from third parties under our own brand for resale to our customers throughout the world. As of March 31, 2000, we have sold two of our automatic control systems for fish meal processing, certain immune stimulants on a testing basis, as well as vaccines which we have developed.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Results of Operations

Gross revenues for the three months ended March 31, 2000 increased by $44,521 when compared to the three months ended March 31, 1999 from $1,391,358 to $1,435,879 or 3%, due to a modest increase in trading activities during the first quarter of 2000.

Cost of operations for the three months ended March 31, 2000, increased by $61,464 when compared to the three months ended March 31, 1999 from $999,015 to $1,060,479 or 6%, as a result of the fluctuations of the prices of fish meal, feather meal and krill meal in our brokerage business. In addition, because these products are generally paid in U.S. dollars, the devaluation of the Chilean pesos also contributed to the cost increased.

Our gross profit percentage declined by approximately 2% (from 28% to 26%) for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 because of the increase in costs previously explained.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (Continued)

General and administrative expenses increased by $57,473 or 25% from $230,074 to $287,547 for the three months ended March 31, 2000 when compared to the same period during 1999, mostly to an increase in payroll and selling expenses.

Other income (expenses) decreased from $(103,563) for the three months ended March 31, 1999 to $(18,768) for the three months ended March 31, 2000, a decrease of $84,795 or approximately 82%. This decrease is due to a decrease in interest expense for the three months ended March 31, 2000 as a result of a decrease in the average outstanding balance of debt. Additionally, we earned approximately $50,000 in interest income on loans made to a supplier. (See liquidity and capital resources.)

Our net income for the three months ended March 31, 2000 increased by $10,378, from $58,706 for the three months ended March 31, 1999 to $69,084 for the same period in 2000. This increase was the result of interest earned, reduced by the declined in the gross profit percentage and the increase in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2000, the accounts receivable increased by $239,195 when compared at December 31, 1999, from $1,882,127 in 1999 to $2,121,322 in 2000. The increased in receivables was due to extending payment terms to certain customers.

Inventory increased by $15,876 at March 31, 2000, when compared to December 31, 1999, from $594,283 to $610,159. Inventory levels varies during the year depending on the amount of trades and availability of product from suppliers. Increased in inventory was within the expected range.

Due from related parties increased from $357,743 at December 31, 1999 to $382,424 at March 31, 2000, an increase of $24,681, due to advances made to the Company's main shareholder.

Other receivables decrease to $188,634 at March 31, 2000 from $242,937 at December 31, 1999. A decrease of $54,303 or 14% as a result of the collection of amounts due from the prior installations of automatic control systems.

Income taxes receivable increased to $152,065 at March 31, 2000 from $120,122 at December 31, 1999, an increase of $31,943. This increase was prompted by an increase in government incentives and credits arising out of export sales.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (Continued)

Loans Receivable - Supplier increased by $433,707 from $1,554,344 at December 31, 1999 to $1,988,051 at March 31, 2000. This increase is due to additional loans made to Kelor Trading Ltd., a krill fishing and research operation. Under this agreement with Kelor, we have agreed to lend up to $2 million, payable over 18 months at an interest rate of 13.5% in return for the exclusive rights to sell all of the vessel's krill products and the right to perform certain research and development on board the vessel located in Antarctic waters. Additionally, Kelor has agreed to pay us a brokerage commission of 3% over the F.O.B. sales and $20 per ton of krill meal and 5% for krill oil. Interest income receivable in the amount of $50,267 and $149,603 was recorded at March 31, 2000 and December 31, 1999, respectively and included in other receivables.

Accounts payable increased by $303,507 from $1,159,966 at December 31, 1999 to $1,463,473 at March 31, 2000 because the Company obtained extended payment terms from certain vendors.

Long-term debt has increased from $2,274,866 at December 31, 1999 to $2,330,813 at March 31, 2000, an increase of $55,947. The increase was due to additional borrowings to cover short-term operations.

USE OF PROCEEDS

On March 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 in connection with our initial public offering. A total of 425,000 units (each unit consisting of 2 shares of Class A common stock and 2 redeemable common stock purchase warrants) were sold at a price of $10 per unit to the underwriters through their representatives Institutional Equity Corporation and Capital West Securities. The aggregate gross proceeds raised in connection with the IPO were $3,697,500 net of $552,500 of underwriters discounts. As of March 31, 2000, $400,000 of our net proceeds was paid as a portion of the $1.3 million purchase price for Profeed, Inc. In addition, $150,000 was paid to repay the bridge loans from third party accredited investors and $50,000 for current operations. The remainder of our anticipated use of our net proceeds will be used for reduction of bank loans, development of red tide kits, development of immune stimulants, research and development of poultry vaccine, marketing and working capital.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

Part II: Other Information

ITEM 1:  Legal Proceedings
                  None

ITEM 2:  Changes in Securities and Use of Proceeds
                  None


ITEM 3:  Defaults upon Senior Securities
                  None

ITEM 4:  Submission of Matters to a vote of Securities Holders
                  None


ITEM 5:  Other Information

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

ITEM 6  -  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

              27.1  Financial Data Schedule
(b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.

                             BIO-AQUA SYSTEMS, INC.




               By: ______________________________________________
                              Max Rutman, President
                           and Chief Executive Officer

               By: ______________________________________________
                    Guillermo Quiroz, Chief Financial Officer

                (authorized Officer and Chief Accounting Officer)

DATED:        May 18, 2000