Form 10KSB
period 1999-12-31
BIO AQUA SYSTEMS INC
filed 2000-06-29
CIK 1089590

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 1-15046


                             BIO-AQUA SYSTEMS, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)


                                Florida 65-026233
                               -------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)


       350 East Las Olas Blvd., Suite 1700, Fort Lauderdale, Florida 33301
       -------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  (954)766-7879
                           (Issuer's Telephone Number)

                       Securities registered under Section
                                12(b) of the Act:

    Class A Common Stock, $.0001 par value and Class A Common Stock Warrants
    ------------------------------------------------------------------------
                                (Title of Class)


                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                                       None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,598,354

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,159,992.25 as of June 20, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 20, 2000; 936,294 Shares of Class A Common Stock and 1,700,000 Shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes              No   X
    --------        -------

This special financial report is filed under Rule 15d-2 of the Securities Exchange Act of 1934. The report contains only financial statements for year ended December 31, 1999.

6071-0100 284476.1

                                               FINANCIAL STATEMENTS

                             BIO-AQUA SYSTEMS, INC.

                          COMBINED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Bio-Aqua Systems, Inc.
Fort Lauderdale, Florida

We have audited the accompanying combined balance sheets of Bio-Aqua Systems, Inc. (the "Company") as of December 31, 1999 and 1998, and the related combined statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The combined financial statements give retroactive effect to the tax free exchange of shares between the Company and Tepual, S.A., which will be effectuated at the time of the closing of a public offering of the Company's stock, which has been accounted for as a combination of entities under common control as described in Note 1 to the combined financial statements. Generally accepted accounting principles prescribe giving effect to a consummated business combination in financial statements that do not include the date of consummation as if the business combination occurred for the periods presented. In addition, they will become the historical combined financial statements of the Company after financial statements covering the date of consummation of the business are issued.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Bio-Aqua Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles applicable after financial statements are issued for a period which includes the date of consummation of the business combination.

SPEAR, SAFER, HARMON & CO.

Miami, Florida
May 12, 2000

                             BIO-AQUA SYSTEMS, INC.

                             Combined Balance Sheets

                           December 31, 1999 and 1998

                                   A S S E T S

                                                                                 1999                      1998
Current Assets:
                                                                               ------------------------------------------

    Cash                                                                   $        102,621          $        136,489
    Accounts receivable (Note 2)                                                  2,239,870                 2,981,674
    Other receivables                                                               242,937                    69,082
    Inventory                                                                       594,283                   761,869
    Income taxes receivable (Note 3)                                                120,122                    52,231
    Offering costs                                                                  303,496                        -
    Other current assets (Note 4)                                                   405,947                   183,325
                                                                           ----------------          ----------------

           Total Current Assets                                                   4,009,276                 4,184,670
                                                                           ----------------          ----------------

Property and Equipment, net (Note 5)                                                752,854                   984,676
                                                                           ----------------          ----------------

Other assets (Note 6)                                                             1,564,179                   524,645
                                                                           ----------------          ----------------


                                                                           $      6,326,309          $      5,693,991
                                                                           ================          ================





The accompanying notes are an integral part of these combined financial statements.

                             BIO-AQUA SYSTEMS, INC.

                           December 31, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   1999                      1998
Current Liabilities:
                                                                        ------------------------------------------------

   Accounts payable                                                          $        952,962          $        990,749
   Obligations with banks (Note 7):
     Lines-of-credit                                                                2,194,123                 1,525,968
     Current portion                                                                   80,743                   158,603
   Notes payable (Note 8)                                                             644,415                   124,775
   Bridge loan payable (Note 11)                                                      150,000                        -
   Accrued expenses and other current liabilities (Note 9)                            211,137                   399,638
   Due to stockholder                                                               1,300,000                        -
                                                                             ----------------          ---------------

         Total Current Liabilities                                                  5,533,380                 3,199,733
                                                                             ----------------          ----------------

Long-Term Liabilities:
   Obligations with banks, excluding current
     portion (Note 7)                                                                 378,161                   478,813
                                                                             ----------------          ----------------

Stockholders' Equity:
   Class A common stock, $.0001 par value; 20,000,000 shares authorized,  86,294 shares issued and outstanding

    at December 31, 1999 (none in 1998)                                                     9                        -
   Class B common stock, $.0001 par value; 2,000,000
    shares authorized; 1,700,000 shares issued and
    outstanding                                                                           170                       170
   Preferred stock, $.0001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                                           -                         -
   Additional paid-in capital                                                         529,444                   411,331
   Retained earnings                                                                  377,752                 1,662,100
   Accumulated other comprehensive income                                            (492,607)                  (58,156)
                                                                             ----------------          ----------------

         Total Stockholders' Equity                                                   414,768                 2,015,445
                                                                             ----------------          ----------------

                                                                             $      6,326,309          $      5,693,991
                                                                             ================          ================


The accompanying notes are an integral part of these combined financial statements.

                             BIO-AQUA SYSTEMS, INC.

                          Combined Statements of Income

                     Years Ended December 31, 1999 and 1998

                                                                         ------------------------  ------------------------
                                                                                   1999                      1998

Revenues                                                                     $      5,598,354          $      6,873,512
Cost of Operations                                                                  3,807,789                 4,853,553
                                                                             ----------------          ----------------

Gross Profit                                                                        1,790,565                 2,019,959

General and Administrative Expenses                                                 1,572,512                 1,555,661
                                                                             ----------------          ----------------

Income from Operations                                                                218,053                   464,298
                                                                             ----------------          ----------------

Other Income (Expenses):
   Other, net                                                                         237,815                    24,060
   Interest expense                                                                  (440,216)                 (280,266)
   Loss on investment in related parties                                                   -                    (23,082)
   Gain on sale of property and equipment                                                  -                     54,963
                                                                             ----------------          ----------------

                                                                                     (202,401)                 (224,325)
                                                                             ----------------          ----------------

Net Income                                                                   $         15,652          $        239,973
                                                                             ================          ================


Earnings Per Common Share - Basic                                            $           0.01          $           0.14
                                                                             ================          ================


Weighted Average Common

  Shares Outstanding                                                                1,763,088                 1,700,000
                                                                             ================          ================


The accompanying notes are an integral part of these combined financial statements.

                             BIO-AQUA SYSTEMS, INC.

                   Combined Statements of Stockholders' Equity

                                    Class A  Class B       Additional                        Accumulated Other            Total
                               -----------------  -----------------  ---------------------  ----------------  ---------------------
                                    Common   Common          Paid-in       Retained             Comprehensive          Stockholders'
                                     Stock------------  ---------------------  ---------------------  -------  ---------------------
                                             Stock           Capital        Earnings                Income                 Equity


Balance at December 31, 1997    $   -      $  170      $   411,331       $ 1,422,127          $     (93,002)        $    1,740,626

Net income                          -           -             -              239,973                     -                 239,973

Translation adjustment              -           -             -                   -                  34,846                 34,846
                              ---------   ----------   --------------    --------------          -------------         -------------

Balance at December 31, 1998        -         170          411,331         1,662,100                (58,156)             2,015,445

Issuance of common stock            9          -           118,113               -                      -                 118,122

Net income                          -          -              -              15,652                     -                  15,652

Distribution to stockholder         -          -              -          (1,300,000)                    -              (1,300,000)

Translation adjustment              -          -              -                  -                (434,451)              (434,451)
                              ---------   ----------    --------------  -------------          -------------         --------------


Balance at December 31, 1999  $    9      $   170     $  529,444        $   377,752           $   (492,607)        $      414,768
                                ========  ==========   ==============         ==============          =============   ==============

The accompanying notes are an integral part of these combined financial statements.

                             BIO-AQUA SYSTEMS, INC.

                        Combined Statements of Cash Flows

                     Years Ended December 31, 1999 and 1998

                                                                                   1999                      1998

-------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net income                                                                $         15,652          $        239,973
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation                                                                     259,602                   227,732
     Loss on investment in related party                                                   -                     23,082
     Gain on sale of property and equipment                                                -                    (54,963)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                                          741,804                (1,398,403)
         Other receivables                                                           (173,855)                   (3,436)
         Inventory                                                                    167,586                  (463,923)
         Income taxes receivable                                                      (67,891)                   82,718
         Other current assets                                                        (222,622)                   65,953
       Increase (decrease) in:
         Accounts payable                                                             (37,787)                  696,726
         Accrued        expenses        and        other        current              (188,501)                   90,218
                                                                             ----------------          ----------------
liabilities

Net Cash Provided by (Used in) Operating Activities                                   493,988                  (494,323)
                                                                             ----------------          ----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                              (27,780)                 (195,761)
   Proceeds from sale of property and equipment                                            -                    431,919
   Other assets                                                                    (1,039,534)                 (463,103)
                                                                             ----------------          ----------------

Net Cash (Used in) Provided by Investing Activities                                (1,067,314)                 (226,945)

                                                                             ----------------          ----------------

The accompanying notes are an integral part of these combined financial statements.

                             BIO-AQUA SYSTEMS, INC.

                     Years Ended December 31, 1999 and 1998

                                                                                   1999                      1998

-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Net proceeds under lines-of-credit                                        $        668,155           $       332,630
   Net proceeds from related parties                                                       -                    250,672
   Proceeds from bridge loans                                                         150,000                        -
   Costs of public offering                                                          (185,374)                       -
   Proceeds of long-term debt                                                         519,640                   236,161
   Payments of long-term debt                                                        (178,512)                  (25,720)
                                                                             ----------------           ---------------

Net Cash Provided by Financing Activities                                             973,909                   793,743
                                                                             ----------------           ---------------

Effect of Exchange Rate Changes on Cash                                              (434,451)                   34,846
                                                                             ----------------           ---------------

(Decrease) Increase in Cash                                                           (33,868)                  107,321

Cash - Beginning of Year                                                              136,489                    29,168
                                                                             ----------------           ---------------

Cash - End of Year                                                           $        102,621           $       136,489
                                                                             ================           ===============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                    $        389,808           $       280,266


Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection
     with offering                                                                    118,122                        -
   Declaration of dividends payable to shareholder                                  1,300,000                        -


The accompanying notes are an integral part of these combined financial statements.

                             BIO-AQUA SYSTEMS, INC.

                             BIO-AQUA SYSTEMS, INC.

                     Notes to Combined Financial Statements

                     Years ended December 31, 1999 and 1998

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Bio-Aqua Systems, Inc., (the "Company"), is a Florida corporation incorporated in ------------ March 1999 as a holding company to acquire Tepual, S.A., a Chilean corporation. Tepual, S.A. is in the business of research and development of production and control systems related to animal nutrition. The Company provides brokerage services and technical advice in the production of meals for feed for aquaculture, poultry and cattle farming. In addition, the Company researches poultry vaccines.

     Basis of Presentation - Subsequent to December 31, 1998, the Company entered into an agreement to acquire 99.9% of the issued and outstanding common stock of Tepual, S.A., in exchange for 1,700,000 shares of Class B common stock which became effective as of the closing of the initial public offering of the Company's stock (see Note 13). In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements will be effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Atik, S.A. ("Atik"), a Chilean corporation and Flagship Import Export LLC ("Flagship"), a Nevada limited liability company, shall purchase 1,699,900 shares of Class B common stock and, (ii) the Company shall purchase Atik and Flagship's 99.9% interest in Tepual, S.A. and Tepual, S.A. shall then become a majority owned (99.9%) subsidiary of the Company. The substance of this transaction is an exchange of shares between the Company and Atik and Flagship which is accounted for as a combination of entities under common control. Generally accepted accounting principles prescribe giving effect to a consummated business combination in financial statements that do not include the date of consummation as if the business combination occurred at the beginning of the first period presented. Accordingly, the combined financial statements for all periods presented have been prepared assuming the acquisition by the Company took place on January 1, 1998, that the Company was incorporated on that date, and the exchange of shares was effectuated at that time. Because the Company was not formed until March 1999, historical and proforma financial statements are not included herein because the assets, liabilities, revenues and expenses and net income of Bio-Aqua Systems, Inc. are not material to the information presented. These financial statements will become the historical combined financial statements of the Company after financial statements covering the date of consummation of the business combination are issued.

     Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rates used at December 31, 1999 and 1998, respectively, was 530.07 pesos to U.S. $1 and 531.11 pesos to U.S. $1. The weighted average exchange rate used for the years ended December 31, 1999 and 1998 was 515.08 pesos to U.S. $1 and 465.98 pesos to U.S. $1, respectively.

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (Continued)

     Revenue Recognition - The Company earns revenues principally from the sale of different types of meals (fish, feather, and krill) used in the production of animal feed as well as its automatic fish meal processing control system. The Company also researches vaccines and other types of meals for its customers. In the case of meal sales, revenue is recognized at the point of sale of goods to its customers. Revenue associated with research services are recognized when the services are performed.

     Revenue from contracts to install automatic control devices are recognized upon completion of the installation.

     Royalty income in included in other income and is recognized on the basis of terms specified in contractual agreements, normally as earned.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is mitigated due to the Company's customer base and ongoing control procedures which monitor the credit worthiness of customers. Historically, the Company has not experienced losses on trade receivables. Therefore, no allowance for bad debts is deemed necessary. At December 31, 1999 and 1998, approximately 20% of the Company's consolidated accounts receivable was attributable to one customer.
     Inventory - Inventory consists primarily of fish, feather, and krill meal and is stated at the lower of cost or market. Cost is determined using the weighted average method (first-in, first-out).

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method based on the estimated useful life of the asset ranging from three to ten years.

     Software Development Cost - The Company develops and manufacturers a computerized process to facilitate the production of the highest nutrient level in fish meal. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company expensed all research and development costs associated with the development of software products used in the processing of fish meal. Initial costs were charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the development of a working model were immaterial and thus not capitalized. Research and development costs of approximately $672,000 and $581,000 for the years ending December 31, 1999 and 1998, respectively, are charged to operations and included in general and administrative expenses.

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (Continued)

     Income Taxes - Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     Foreign Operations - As the Company operates almost exclusively outside of the United States, one must be aware of the potential for both economic and political change in the business environment, different than that of the United States. The success of the Company depends on the success of its foreign operations and a stable economic and political environment of those countries.

     Comprehensive  Income - During  1998,  the  Company  adopted  Statement  of
Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, including but not limited to, foreign currency translation adjustments. The adoption of this statement had no impact on the Company's net income or shareholders' equity.

     Total comprehensive income for 1999 and 1998, respectively, includes cumulative translation adjustments of approximately $400,000 and $60,000.

     Earnings (Loss) Per Common Share - Basic - Earnings (loss) per common share
- basic is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 1,763,088 and 1,700,000 at December 31, 1999 and 1998, respectively. Potential common stock, when included in the computation of dilutive earnings per share, was anti-dilutive at December 31, 1999 and 1998.

     Recent Pronouncements - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers' disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Company does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (Continued)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal periods beginning after June 15, 2000. The Company does not expect a material impact upon its financial reporting or presentation due to the adoption of SFAS No. 133.

     In October 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

     In February 1999, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2  -  RELATED PARTY TRANSACTIONS

     During 1998, the Company earned royalty income of approximately $9,000 from an affiliated company (none in 1999).

     During 1999 and 1998, the Company made advances to other companies affiliated by common ownership. As of December 31, 1999 and 1998, approximately $358,000 and $187,000, respectively, were due from these affiliates, which are included in accounts receivable on the accompanying balance sheets.

NOTE 3  - INCOME TAXES

     In Chile, the Company is subject to income taxes at a statutory rate of 15% of taxable income, as defined. For the years ended December 31, 1999 and 1998, the Company had no taxable income due to various credits and incentives provided by the government of Chile. In addition, the Company made estimated income tax payments during those years which will be refunded. The resulting receivable is included in current assets in the accompanying balance sheets.

              The following is a reconciliation of the statutory tax rates:

                                                                                   1999                 1998

-------------------------------------------------------------------------------------------------------------------
              Statutory tax rate                                                       15%                  15%
              Benefit of credits and incentives from government                       (15)                 (15)
                                                                               ----------           ----------

              Effective tax rate                                                        0%                   0%
                                                                               ==========           ==========



              The Company was not liable for U.S. income taxes for the years ended December 31, 1999 and 1998, because all earnings were generated by the Chilean subsidiary and no earnings were repatriated to the Company for these reporting periods. Therefore, no deferred tax assets or liabilities are attributable to these years other than those reported by the subsidiary in its regional operations. A deferred tax liability was recognized at December 31, 1998 for approximately $74,000, and is included in accrued expenses and other current liabilities. No deferred tax liability was recognized at December 31, 1999.

NOTE 4  -  OTHER CURRENT ASSETS

              Other current assets consist of the following at December 31,:

                                                                               1999                      1998

-------------------------------------------------------------------------------------------------------------------
              Prepaid expenses                                          $      100,040             $        8,325
              Advances to suppliers                                            246,300                    175,000
              Bridge loan financing                                             59,607                         -
                                                                        --------------             -------------

                                                                        $      405,947             $      183,325
                                                                        ==============             ==============


NOTE 5  -  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31,:

                                                                           1999                      1998

-------------------------------------------------------------------------------------------------------------------
              Furniture and fixtures                                  $       155,032          $        154,928
              Machinery and equipment                                       1,536,188                 1,508,512
              Buildings and improvements                                      238,053                   238,053
              Land                                                             39,511                    39,511
              Other                                                            95,531                    95,531
              Vehicles                                                         94,446                    94,446
                                                                      ---------------          ----------------

                                                                            2,158,761                 2,130,981

              Less accumulated depreciation                                (1,405,907)               (1,146,305)
                                                                      ---------------          ----------------

                                                                      $       752,854          $        984,676
                                                                      ===============          ================


     Depreciation expense was $259,602 and $227,732 for the years ended December 31, 1999 and 1998, respectively.

NOTE 6  -  OTHER ASSETS

              The Company has advanced approximately $1,550,000 and $500,000 to a fishing vessel company as of December 31, 1999 and 1998, respectively, (see Note 10).

NOTE 7  - OBLIGATIONS WITH BANKS

              Obligations with banks consist of the following at December 31,:

                                                                                       1999                    1998

-------------------------------------------------------------------------------------------------------------------
              Lines-of-credit with monthly, semiannual and
               annual maturity dates and interest rates ranging
               from 9% to 13.8% APR.; fully collateralized by
               a personal guarantee from a stockholder and
               certain assets of the Company.  Currency:
               Chilean Pesos and UF                                             $    2,194,123            $    1,525,968
                                                                                ==============            ==============

              Long-term debt consists of the following at December 31,:

                                                                                       1999                    1998

-------------------------------------------------------------------------------------------------------------------
              Note payable to bank with  maturity date in January 2005 and fully collateralized  by a personal  guarantee  from a stockholder  and certain assets of the Company, bearing interest

               at 13.7%.  Currency:  Chilean Pesos and UF                        $      458,904           $     637,416

              Less:  Current portion                                                    (80,743)               (158,603)
                                                                                 --------------           -------------

                                                                                 $      378,161           $     478,813
                                                                                 ==============           =============


     Interest rates on all of these loans are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan. There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

              The UF (Unidad de Fomento) is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI).

              Future maturities of long-term debt are as follows:

               Year Ending

              December 31,

                  2000                                    $        80,743
                  2001                                             84,777
                  2002                                             89,179
                  2003                                             93,984
                  2004                                             99,226
                  2005                                             10,995
                                                              ---------------

                                                          $       458,904

NOTE 8  -  NOTES PAYABLE

              Notes payable consist of various short-term loans bearing interest at rates ranging from 12% to 14% per annum. The notes are secured by approximately $274,000 of accounts receivable, and shareholders' personal guarantees.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              Accrued expenses and other current liabilities consist of the following at December 31,:

                                                                            1999                    1998

-------------------------------------------------------------------------------------------------------------------
              Salaries and employee related payables                   $      101,152         $      120,925
              Sales and other taxes payable                                    48,885                 87,367
              Deferred taxes                                                       -                  73,932
              Other                                                            61,100                117,414
                                                                       --------------         --------------

                                                                       $      211,137         $      399,638
                                                                       ==============         ==============



NOTE 10 - COMMITMENTS AND CONTINGENCIES

              Operating Leases - The Company leases various offices in Santiago, Chile pursuant to operating leases. Rent expense for the years ended December 31, 1999 and 1998 totaled approximately $114,000 and $110,000, respectively.

              Future minimum rental payments under the lease are as follows:

                   Year Ending                                        Annual
                  December 31,                                     ------------
               -----------------
                                                                    Payments


                     2000                                   $        102,000
                                                               ================


              Commercial Agreement - During 1998, the Company entered into an agreement with Kelor Trading Ltd. ("Kelor") a fishing vessel company, for the exclusive rights to Kelor's krill products. Pursuant to the agreement, the Company has committed to advance Kelor up to $2,000,000 for its exploration. In return, Kelor agrees to pay the Company the following; (i) a 3% commission of sales, (ii) $20 per ton of krill meal sold and (iii) 5% of krill oil produced on board by the Company's technological package.
                                     F - 16

     As of  December  31,  1999 and 1998,  the  Company  advanced  approximately
$1,550,000 and $500,000, respectively, to Kelor which is included in other assets on the accompanying 1999 and 1998 combined balance sheets. This agreement is due within 18 months with interest at an annual rate of 13.5%. For the year ended December 31, 1999, the Company recorded interest income of approximately $150,000 in the accompanying combined statements of income.

     In order to finance these advances to Kelor, the Company had borrowed approximately $1,500,000 during 1999 from its available bank line-of-credit. The Company expects that during the year 2000, Kelor will repay all the monies advanced under this agreement to the Company.

NOTE 11 - OTHER MATTERS

     Royalty Agreements - In June 1998, the Company and a non-profit corporation
(CECS) entered into a 10-year agreement with R-Biopharm GMBH (Biopharm), a German company, in which the Company and CECS has agreed to provide technology it possesses with respect to a red-tide detection kit. In exchange for this technology, the Company and CECS will receive 12.5% royalties of net sales of the detection kit. Biopharm did not pay any amounts during 1999 but is expected to pay a minimum of $15,000 for each remaining year under the agreement. Sales of this red tide detection kit are expected to begin in the first quarter of 2000. The royalties, including the minimum payments, will be shared 60% by the Company and 40% by CECS.

     Under a separate agreement, dated June 20, 1998, between Inual (a company related through common ownership) and Biopharm, Inual has agreed to supply
Biopharm with all toxins and conjugates necessary to produce the red-tide detection test kit. This agreement provides that Inual shall receive royalties of 12.5% of the net sales of the test kit for 10 years dated from the execution of the agreement. Biopharm did not pay any royalties during 1999 but is expected to pay a minimum of $15,000 for each remaining year under the agreement. This payment constitutes minimum royalties against the 12.5% of net sales on an annual basis. In addition to this 12.5% royalty, Inual shall receive $400,000 from Biopharm in consideration for supplying Biopharm with a customer list for the future potential sales of the test kit. This payment is due two years from the date of the agreement. Inual transferred this contract to the Company in July 1999 and the Company shall receive 100% of its benefits.

     Bridge Loan - In April and May 1999, the Company entered into several bridge loans totaling $150,000 with investors which were used for short-term operations. These loans are evidenced by promissory notes bearing interest at 8% per year. The Company is obligated to repay these notes the earlier of (i) the closing date of the aforementioned initial public offering, or (ii) dates ranging from October 30, 1999 to January 15, 2001. As additional consideration, the investors received 35,294 shares of Class A common stock valued at $3 per share. The Company has capitalized these costs which are included in other current assets and are being amortized over the term of the loans. Interest expense relating to these loans amounted to approximately $50,000 for the year ended December 31, 1999.

     Trademarks - In June 1999, the Company entered into an agreement to purchase the outstanding common stock of Profeed, Inc., an entity related through common control, upon completion of the initial public offering ("IPO"). Profeed's sole assets consist of the Tepual and Inual trademarks and has had no other activity since its inception. The Company will purchase Profeed for $1,300,000, of which $400,000 will be paid out of the proceeds of the IPO. The balance will be paid either from sales of products sold under the Tepual and Inual brands, third party financing, or other working capital.


     As the above transaction is between related parties under common control, the above mentioned assets must be accounted for at historical cost. Such amounts are immaterial and therefore, not reflected in the financial statements. Due to the related party nature of this transaction, the purchase price of $1,300,000 is recorded as a distribution and a liability, due to stockholder, in the accompanying December 31, 1999 combined financial statements.


     Rental and Consulting Agreement - In 1999, the Company entered into an agreement with an affiliate of one of the Company's directors to perform certain services including acting as the U.S. liaison, renting of office space and rendering certain financial, advisory and consulting services, at an annual payment of $30,000.

     Employment Agreements - In 1999, the Company entered into a three year agreement with the Company's President and a two year agreement with the Company's Chief Financial Officer. Pursuant to the terms and conditions of the employment agreements, the President shall receive an initial annual base salary of $200,000 and the Chief Financial Officer shall receive an initial annual base salary of $100,000 commencing on March 29, 2000 (the date the Company's IPO became effective). In addition to the base salaries, they are entitled to receive various incentives and other compensation amounting up to $100,000 and $20,000 as President and Chief Financial Officer, respectively.

     Stock Option Plan - Subsequent to year end, the Board of Directors of the Company and a majority of the Company's shareholders adopted a Stock Option Plan (the "Plan"). The Company will reserve a small amount of shares (not yet determined) of Class A common stock for issuance under the Plan. No options have been issued to date.

NOTE 12 - INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

     The Company operates predominantly in one industry segment - that being the production, research, and development of animal nutrition and related products. During 1999 and 1998, sales to the top five customers amounted to approximately 57% and 65%, respectively, of total sales.

     Customers outside Chile are worldwide, but primarily in South America, United States, Asia, Europe and Australia. No single country or geographic region is significant to the overall operations of the Company. All the Company's assets are located within Chile.

NOTE 13 - SUBSEQUENT EVENTS
     On March 29, 2000, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement in connection with the initial public offering ("IPO") of the Company's stock. A total of 425,000 units (each unit consisting of 2 shares of Class A Common Stock and 2 Redeemable Common Stock Purchase Warrants) were sold at a price of $10 per unit to the underwriters. The net proceeds raised in connection with the IPO were $3,697,500 after underwriters discounts of $552,500. The proceeds will be used to reduce bank debt and for trading, research and development, marketing and working capital.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act of 1934, as amended, Bio-Aqua caused this report to be signed on its behalf by the undersigned on June 22, 2000.

                                                  Bio-Aqua Systems, Inc.

                                                    By: /s/Max Rutman

                                                    ---------------------
                                          President and Chief Executive Officer

         In accordance with the requirements of the Exchange Act of 1934, this report was signed by the following persons in the capacities and on the date stated above.

         Signatures                                   Title

 /s/ Max Rutman                              President and Chief Executive
---------------------------------------
Max Rutman                                   Officer and Director (Principal
                                             Executive Officer)

 /s/ Guillermo Quiroz                        Chief Financial Officer

Guillermo Quiroz                             (Principal Financial and
                                             Accounting Officer)

 /s/ Nestor Lagos                            Director
Nestor Lagos

 /s/ Sergio Vivanco                          Director
Sergio Vivanco