Form 10-Q
period 2000-06-30
BIO AQUA SYSTEMS INC
filed 2000-08-24
CIK 1089590

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________

Commission file number:


                             BIO-AQUA SYSTEMS, INC.
     ------------------- --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               FLORIDA 65-0926223
                      -----------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                              Identification No.)

350 East Las Olas Boulevard, Suite 1700, Ft. Lauderdale, Florida   33301
                    ----------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (954) 766-7879


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2000, there were 940,000 shares of Class A Common Stock, par value $.0001 per share, and 1,700,000 shares of Class B Common stock, par value $.0001 per share, outstanding.


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

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                              A S S E T S                                     June 30, 2000           December 31, 1999
                                                                               (Unaudited)
Current Assets:

   Cash and cash equivalents                                                $       1,140,520          $        102,621
   Accounts receivable net allowance of
    approximately $98,000                                                           1,634,084                 1,882,127
   Due from related parties                                                           229,704                   357,743
   Other receivables                                                                  589,591                   242,937
   Inventory                                                                          379,802                   594,283
   Income taxes receivable                                                            100,524                   120,122
   Offering costs                                                                          -                    141,256
   Other current assets                                                               602,419                   346,340
                                                                            -----------------          ----------------

         Total Current Assets                                                       4,676,644                 3,787,429

Property and Equipment, net                                                           522,588                   622,364
Loan Receivable - Supplier                                                          2,054,064                 1,554,344
Intangibles, net                                                                       11,266                     9,835
                                                                            -----------------          ----------------

                                                                            $       7,264,562          $      5,973,972
                                                                            =================          ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $       1,091,875          $      1,159,966
   Line-of-credit                                                                   1,641,348                 2,189,508
   Obligations under capital leases                                                    85,358                    85,358
   Notes payable                                                                      442,305                   644,415
   Due to stockholder                                                                 900,000                 1,300,000
                                                                            -----------------          ----------------

         Total Current Liabilities                                                  4,160,886                 5,379,247
                                                                            -----------------          ----------------

Long-Term Liabilities:
   Obligations under capital leases, excluding current portion                        314,647                   378,161
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                                    94                         9
   Class B common stock                                                                   170                       170
   Preferred stock                                                                         -                         -
   Additional paid-in capital                                                       4,035,289                   529,444
   Retained earnings                                                                  171,512                   428,160
   Cumulative translation adjustment                                               (1,418,036)                 (741,219)
                                                                            -----------------          ----------------

     Total Stockholders' Equity                                                     2,789,029                   216,564
                                                                            -----------------          ----------------

                                                                            $       7,264,562          $      5,973,972
                                                                            =================          ================

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                   (Unaudited)

                    Three Months Ended June 30, 2000 and 1999

                                                                         --------------------------  --------------------------
                                                                                    2000                        1999

Revenues                                                                      $       1,969,501           $       1,571,682
Cost of Operations                                                                    1,511,433                     969,741
                                                                              -----------------           -----------------

Gross Profit                                                                            458,068                     601,941

General and Administrative Expense                                                      608,915                     716,700
                                                                              -----------------           -----------------

Loss from Operations                                                                   (150,847)                   (114,759)
                                                                              -----------------           -----------------

Other Income (Expenses):
   Other, net                                                                           (43,000)                    153,733
   Interest expense                                                                    (131,886)                   (110,239)
                                                                              -----------------           -----------------

                                                                                       (174,886)                     43,494
                                                                              -----------------           -----------------

Net Loss                                                                      $        (325,733)          $         (71,265)
                                                                              =================           =================


Net Loss Per Common Share                                                                $(0.12)                     $(0.04)
                                                                                         ======                      ======


Weighted Average Common Shares Outstanding                                            2,640,000                   1,790,000
                                                                                     ==========                  ==========



                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                   (Unaudited)

                     Six Months Ended June 30, 2000 and 1999

                                                                         --------------------------  --------------------------
                                                                                    2000                        1999

Revenues                                                                      $       3,405,380           $       2,963,040
Cost of Operations                                                                    2,571,912                   1,968,756
                                                                              -----------------           -----------------

Gross Profit                                                                            833,468                     994,284

General and Administrative Expense                                                      896,462                     946,774
                                                                              -----------------           -----------------

(Loss) Income from Operations                                                           (62,994)                     47,510
                                                                              -----------------           -----------------

Other Income (Expenses):
   Other, net                                                                             7,267                     153,618
   Interest expense                                                                    (200,921)                   (213,687)
                                                                              -----------------           -----------------

                                                                                       (193,654)                    (60,069)
                                                                              -----------------           -----------------

Net Loss                                                                      $        (256,648)          $         (12,559)
                                                                              =================           =================


Net Loss Per Common Share                                                                $(0.11)                     $(0.01)
                                                                                         ======                      ======


Weighted Average Common Shares Outstanding                                            2,215,000                   1,739,882
                                                                                     ==========                  ==========



                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                   (Unaudited)

                                     Class A          Class B       Additional                   Cumulative        Total
                                     Common           Common          Paid-in      Retained      Translation   Stockholders'
                                     Stock            Stock           Capital      Earnings      Adjustment        Equity


Balance at December 31, 1999   $         9     $       170     $      529,444  $     428,160   $ (741,219)        $      216,564

Issuance of Class A common stock from
  public offering, net                  85               -         3,505,845             -               -            3,505,930

Net Loss                                -                -                -        (256,648)             -             (256,648)

Translation adjustment                  -                -                -              -        (676,817)            (676,817)
                                -----------     -----------         ------------  -------------        -------------- ------------


Balance at June 30, 2000         $        94    $       170         $  4,035,289 $  171,512   $ (1,418,036)      $    2,789,029
                                 ===========     ===========         ============   =============        ======     ==============


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                     Six Months Ended June 30, 2000 and 1999

                                                                                    2000                       1999

Cash Flows from Operating Activities:

   Net loss                                                                   $       (256,648)           $       (12,559)
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                     128,546                    117,777
     Allowance for bad debt                                                             98,285                         -
     Loss on disposal of fixed assets                                                   18,740                         -
     Translation adjustment                                                           (676,817)                  (153,208)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                      149,758                     95,560
         Other receivables                                                            (346,654)                    69,082
         Inventory                                                                     214,481                    (31,217)
         Income taxes receivable                                                        19,598                     15,039
         Other current assets                                                         (256,079)                  (362,773)
         Due from suppliers                                                           (499,720)                  (342,387)
         Intangibles                                                                    (1,431)                        -
       Increase (decrease) in:
         Accounts payable and accrued expenses                                         (68,091)                   161,530
                                                                              ----------------            ---------------

Net Cash (Used in) Operating Activities                                             (1,476,032)                  (443,156)
                                                                              ----------------            ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                               (47,510)                    (9,049)
                                                                              ----------------            ---------------

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                     Six Months Ended June 30, 2000 and 1999

                                                                                    2000                       1999

Cash Flows from Financing Activities:

   (Repayments) of notes payable                                             $         (202,110)          $        (23,911)
   Payment of underwriting discounts                                                   (552,500)                        -
   Payment of offering costs                                                            (50,314)                  (205,127)
   Net (repayments) proceeds of lines-of-credit                                        (548,160)                   625,541
   Net proceeds (repayments) to related parties                                         128,039                     (5,865)
   Proceeds from bridge loan                                                                 -                     150,000
   Proceeds from public offering                                                      4,250,000                         -
   Repayment due to stockholder                                                        (400,000)                        -
   Payment on capital leases                                                            (63,514)                   (93,227)
                                                                             ------------------           ----------------

Net Cash Provided by Financing Activities                                             2,561,441                    447,411
                                                                             ------------------           ----------------

Increase (Decrease) in Cash and Cash Equivalents                                      1,037,899                     (4,794)

Cash and Cash Equivalents - Beginning of Period                                         102,621                    136,489
                                                                             ------------------           ----------------

Cash and Cash Equivalents - End of Period                                    $        1,140,520           $        131,695
                                                                             ==================           ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                  $          200,921           $         60,069

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in
    connection with offering                                                                 -                     118,122


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    (Unaudited) With Respect to June 30, 2000 and 1999 and December 31, 1999






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

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rate used at June 30, 2000 was 538.61 pesos to U.S. $1 and at December 31, 1999, was 530.07 pesos to U.S. $1. The weighted average exchange rate used for the six months ended June 30, 2000 was 524.70 pesos to U.S. $1 and for the year ending December 31, 1999 was 515.08 pesos to U.S. $1.

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,215,00 and 2,640,000 for the three and six months ended June 30, 2000 and 1,739,882 and 1,790,000 for the three and six months ended June 30, 1999 giving effect to common stock equivalents, none of which existed in the aforementioned periods.

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

OVERVIEW

We generate substantially all of our revenues from the sale of certain products such as fish meal, feather meal and krill meal which we purchase from third parties under our own brand for resale to our customers throughout the world. As of June 30, 2000, we have sold two of our automatic control systems for fish meal processing, certain immune stimulants on a testing basis, as well as vaccines which we have developed.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Results of Operations

Gross revenues for the six months ended June 30, 2000 increased by $442,340 when compared to the six months ended June 30, 1999 from $2,963,040 to $3,405,380 or 15%, due to an increase in trading activities during the first six months of 2000.

Cost of operations for the six months ended June 30, 2000, increased by $603,156 when compared to the six months ended June 30, 1999 from $1,968,756 to $2,571,912 or 31%, as a result of the fluctuations of the prices of fish meal, feather meal and krill meal in our brokerage business. In addition, because these products are generally paid in U.S. dollars, the devaluation of the Chilean pesos also contributed to the cost increase. Also, for the six months ended June 30, 2000, management decided to reserve approximately $200,000 of existing inventory as obsolete due to decline in demand. This decision increased the cost of operations by approximately 10% when compared to 1999 and decreased profits accordingly.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (Continued)

Gross profit percentage declined by approximately 10% (from 34% to 24%) for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 because of the increase in costs previously explained.

General and administrative expenses decreased by $50,312 or 5% from $946,774 to $896,462 for the six months ended June 30, 2000 when compared to the same period during 1999. This decrease was principally attributed to a reduction in administrative overhead.

Other income (expenses) decreased from $153,618 for the six months ended June 30, 1999 to $7,267 for the six months ended June 30, 2000, a decrease of $146,351 or approximately 95%. This decrease is due to a reduction in drawbacks from Chilean customs collected in 1999 but not in 2000.

Net loss for the six months ended June 30, 2000 increased by $244,089, from $12,559 for the six months ended June 30, 1999 to $256,648 for the same period in 2000. The increase in net loss was prompted by an allowance for bad debt recorded for the six months ended June 30, 2000 of approximately $98,000 and an inventory reserve recorded of approximately $200,000 previously explained.

Liquidity and Capital Resources

At June 30, 2000, the accounts receivable decreased by $248,043 when compared at December 31, 1999, from $1,882,127 in 1999 to $1,634,084 in 2000. The decrease in receivables was due to collection of outstanding balances on certain Chilean government contracts.

Inventory decreased by $214,481 at June 30, 2000, when compared to December 31, 1999, from $594,283 to $379,802. The decrease was attributable to the increase in the reserve for obsolete inventory recorded at June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (Continued)

Due from related parties decreased from $357,743 at December 31, 1999 to $229,704 at June 30, 2000, a decrease of $128,039, due to reimbursements made to the Company by its principal shareholder.

Other receivables increased to $597,256 at June 30, 2000 from $242,937 at December 31, 1999. An increase of $346,654. The increase is mostly due to an increase in interest receivable from the Kelor project and an increase in other miscellaneous receivables.

Income taxes receivable decreased to $100,524 at June 30, 2000 from $120,122 at December 31, 1999, a decrease of $19,598. This decrease was prompted by a decrease in government incentives and credits arising out of export sales.

Loan Receivable - Supplier increased by $499,720 from $1,554,344 at December 31, 1999 to $2,054,064 at June 30, 2000. This increase is due to additional loans made to Kelor Trading Ltd., a krill fishing and research operation. Under this agreement with Kelor, we have agreed to lend up to $2 million, payable over 18 months at an interest rate of 13.5% in return for the exclusive rights to sell all of the vessel's krill products and the right to perform certain research and development on board the vessel located in Antarctic waters. Additionally, Kelor has agreed to pay us a brokerage commission of 3% over the F.O.B. sales and $20 per ton of krill meal and 5% for krill oil. Interest income receivable in the amount of $252,091 and $154,702 was recorded at June 30, 2000 and December 31, 1999, respectively and is included in other receivables.

Accounts payable and accrued expenses decreased by $68,091 from $1,159,966 at December 31, 1999 to $1,091,875 at June 30, 2000.

The lines-of-credit with banks decreased from $2,189,508 at June 30, 1999 to $1,641,348 at June 30, 2000, a decrease of $548,160. This decrease was due to payments made on these lines-of-credit with the proceeds from the public offering made on March 2000.

USE OF PROCEEDS

On March 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 in connection with our initial public offering. A total of 425,000 units (each unit consisting of 2 shares of Class A common stock and 2 redeemable common stock purchase warrants) were sold at a price of $10 per unit to the underwriters through their representatives Institutional Equity Corporation and Capital West Securities. The aggregate gross proceeds raised in connection with the IPO were $3,697,500 net of $552,500 of underwriters discounts. As of June 30, 2000, the Company had used the proceeds from this offering as follows:

1.       Reduction of bank debt by approximately $740,000.
2. $400,000 was paid as a portion of the $1.3 million purchase price for Profeed, Inc.
3. Paid offering costs of approximately $466,000 excluding underwriters discounts.
4.       Repayment of bridge loans by approximately $160,000.
5. Paid approximately $338,000 for development of Red Tide Kits, Immune Stimulants and Poultry Vaccines.
6.       Used approximately $643,500 for trading working capital.
7.       Open a certificate of deposit with bank for $950,000.

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

                                            BIO-AQUA SYSTEMS, INC.




                                    By:  /s/Max Rutman

                                            Max Rutman, President
                                            and Chief Executive Officer

                                    By:  /s/Guillermo Quiroz
                                     Guillermo Quiroz, Chief Financial Officer
                              (authorized Officer and Chief Accounting Officer)



DATED:        August 24, 2000