Form 10QSB
period 2000-09-30
BIO AQUA SYSTEMS INC
filed 2000-11-22
CIK 1089590

                                   FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ___________________

Commission file number:


                             BIO-AQUA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               65-0926223
--------------------------------------------------------------------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

350 East Las Olas Boulevard, Suite 1700, Ft. Lauderdale, Florida   33301
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (954) 766-7879


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]           No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, there were 940,000 shares of Class A Common Stock, par value $.0001 per share, and 1,700,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information............................................. 1

Item 1.   Financial Statements (unaudited).................................. 1


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 10


Part II.  Other Information................................................. 14

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                        September 30,    December 31,
                                                             2000            1999
                                                        --------------  --------------
                                                         (Unaudited)
                             A S S E T S

Current Assets:
   Cash and cash equivalents                              $   74,613      $  102,621
   Accounts receivable net of allowance for doubtful
    accounts of approximately $118,000                     1,965,271       2,239,870
   Other receivables                                       1,731,432         242,937
   Inventory                                                 568,427         594,283
   Income taxes receivable                                    84,669         120,122
   Offering costs                                                 --         303,496
   Other current assets                                       85,023         405,947
                                                          ----------      ----------
         Total Current Assets                              4,509,435       4,009,276

Property and Equipment, net                                2,637,819         752,854

Goodwill                                                     861,218              --

Other Assets                                                  38,421       1,564,179
                                                          ----------      ----------
                                                          $8,046,893      $6,326,309
                                                          ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES


                                                          September 30,     December 31,
                                                              2000              1999
                                                          -------------    --------------
                                                           (Unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                   $ 1,893,950       $ 1,164,099
   Obligations with banks:
     Line-of-credit                                          1,762,184         2,194,123
     Current portion                                            85,358            80,743
   Notes payable                                                    --           644,415
   Bridge loan payable                                              --           150,000
   Due to stockholder                                        1,300,000         1,300,000
                                                           -----------       -----------
         Total Current Liabilities                           5,041,492         5,533,380
                                                           -----------       -----------
Long-Term Liabilities:
   Obligations with banks, excluding
    current portion                                            217,343           378,161
                                                           -----------       -----------
Minority Interest                                               33,706                --
                                                           -----------       -----------
Stockholders' Equity:
   Class A common stock                                             94                 9
   Class B common stock                                            170               170
   Preferred stock                                                  --                --
   Additional paid-in capital                                4,035,289           529,444
   Retained earnings                                           231,639           377,752
   Accumulated other comprehensive income                   (1,512,840)         (492,607)
                                                           -----------       -----------
       Total Stockholders' Equity                            2,754,352           414,768
                                                           -----------       -----------
                                                           $ 8,046,893       $ 6,326,309
                                                           ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                 Three Months Ended September 30, 2000 and 1999

                                                    2000              1999
                                                -----------       -----------

Revenues                                        $   288,478       $ 1,491,355
Cost of Operations                                  122,276         1,118,926
                                                -----------       -----------

Gross Profit                                        166,202           372,429

General and Administrative Expense                   50,332            34,755
                                                -----------       -----------

Income from Operations                              115,870           337,674
                                                -----------       -----------

Other Income (Expenses):
   Other, net                                        48,447          (124,148)
   Interest expense                                 (53,783)         (103,637)
                                                -----------       -----------

                                                     (5,336)         (227,785)
                                                -----------       -----------

Net Income                                      $   110,534       $   109,889
                                                ===========       ===========


Net Income Per Common Share                     $       .05       $       .07
                                                ===========       ===========


Weighted Average Common Shares Outstanding        2,640,000         1,790,000
                                                ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                  Nine Months Ended September 30, 2000 and 1999

                                                    2000              1999
                                                -----------       -----------

Revenues                                        $ 3,693,859       $ 4,454,395
Cost of Operations                                2,694,188         3,087,682
                                                -----------       -----------
Gross Profit                                        999,671         1,366,713

General and Administrative Expense                  946,794           981,529
                                                -----------       -----------
(Loss) Income from Operations                        52,877           385,184
                                                -----------       -----------

Other Income (Expenses):
   Other, net                                        55,714            29,470
   Interest expense                                (254,704)         (317,324)
                                                -----------       -----------
                                                   (198,990)         (287,854)
                                                -----------       -----------
Net (Loss) Income                               $  (146,113)      $    97,330
                                                ===========       ===========
Net (Loss) Income Per Common Share              $      (.07)      $       .06
                                                ===========       ===========
Weighted Average Common Shares Outstanding        2,215,000         1,739,882
                                                ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                          Class A       Class B     Additional                   Cumulative         Total
                                          Common        Common        Paid-in      Retained      Translation    Stockholders'
                                           Stock         Stock        Capital      Earnings       Adjustment        Equity
                                        -----------   -----------   -----------   -----------    -----------    -----------


Balance at December 31, 1999            $         9   $       170   $   529,444   $   377,752    $  (492,607)   $   414,768

Issuance of Class A common stock from
  public offering, net                           85            --     3,505,845            --             --      3,505,930

Net Loss                                         --            --            --      (146,113)            --       (146,113)

Translation adjustment                           --            --            --            --     (1,020,233)    (1,020,233)
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 2000           $        94   $       170   $ 4,035,289   $   231,639    $(1,512,840)   $ 2,754,352
                                        ===========   ===========   ===========   ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                  Nine Months Ended September 30, 2000 and 1999

                                                                  2000           1999
                                                              -----------    -----------
Cash Flows from Operating Activities:
   Net (loss) income                                          $  (146,113)   $    97,330
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                245,644        184,072
     Allowance for bad debt                                        20,000             --
     Minority interest                                             33,706             --
     Loss on disposal of fixed assets                                  --             --
     Translation adjustment                                    (1,020,233)      (462,243)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                 274,599        212,216
         Other receivables                                     (1,235,083)        69,082
         Inventory                                                 25,856        (16,564)
         Income taxes receivable                                       --          3,908
         Other current assets                                     320,924       (184,905)
         Due from suppliers                                            --       (371,770)
         Intangibles                                              (28,586)            --
       Increase (decrease) in:
         Accounts payable and accrued expenses                    480,218        279,371
                                                              -----------    -----------
Net Cash (Used in) Operating Activities                        (1,029,068)      (189,503)
                                                              -----------    -----------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                          (73,303)       (77,313)
   Acquisition of subsidiary                                     (861,218)            --
                                                              -----------    -----------
Net Cash Used in Inventory Activities                            (934,521)       (77,313)
                                                              -----------    -----------


                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                  Nine Months Ended September 30, 2000 and 1999


                                                                 2000           1999
                                                            -----------    -----------
Cash Flows from Financing Activities:
   Payments of long-term debt                               $  (805,233)   $  (115,805)
   Payment of underwriting discounts                           (552,500)            --
   Payment of offering costs                                   (379,362)      (285,121)
   Net (repayments) proceeds of lines-of-credit                (427,324)       785,928
   Net proceeds (repayments) to related parties                      --           (311)
   Proceeds from bridge loan                                   (150,000)       150,000
   Proceeds from public offering                              4,250,000             --
                                                            -----------    -----------
Net Cash Provided by Financing Activities                     1,935,581        534,691
                                                            -----------    -----------
(Decrease) Increase in Cash and Cash Equivalents                (28,008)       267,875

Cash and Cash Equivalents - Beginning of Period                 102,621        136,489
                                                            -----------    -----------
Cash and Cash Equivalents - End of Period                   $    74,613    $   404,364
                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                 $   254,704    $   317,432

Supplemental Disclosure of Non-Cash Investing Activities:
   Acquisition of Krisel, S.A
   Assets acquired                                            2,732,030             --
   Liabilities assumed                                       (2,014,420)            --

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in
    connection with offering                                         --        118,122



                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             (Unaudited) With Respect to September 30, 2000 and 1999

NOTE 1  -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              ORGANIZATION - Bio-Aqua Systems, Inc., (the "Company"), is a Florida corporation incorporated in March 1999 as a holding company to acquire Tepual, S.A., a Chilean corporation. Tepual, S.A. is in the business of researching and developing production and control systems related to animal nutrition. The Company provides brokerage services and technical advice in the production of meals for feed for aquaculture, poultry and cattle farming. In addition, the Company researches poultry vaccines.

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

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1  -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

              FUNCTIONAL CURRENCY - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rate used at September 30, 2000 was 563.06 pesos to U.S. $1 and at December 31, 1999, was 530.07 pesos to U.S. $1. The weighted average exchange rate used for the nine months ended September 30, 2000 was 529.10 pesos to U.S. $1 and for the year ending December 31, 1999 was 515.08 pesos to U.S. $1.

              EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,215,000 and 2,640,000 for the three and nine months ended September 30, 2000 and 1,739,882 and 1,790,000 for the three and nine months ended September 30, 1999 giving effect to common stock equivalents, none of which existed in the aforementioned periods.

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

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

OVERVIEW

The Company generates substantially all of its revenues from the sale of certain products such as fish meal, feather meal and krill meal which the Company purchases from third parties under its own Tepual and Inual brands for resale to customers throughout the world. As of September 30, 2000, the Company has sold two automatic control systems for fish meal processing, certain immune stimulants for farm raised salmon on a testing basis, as well as poultry vaccines developed by the Company.

As a result of fishing restrictions imposed in Chile during the last quarter, results of operators were adversely impacted. Revenues decreased in trading activities and no sales of the automatic control systems were made. It is uncertain as to when these fishing restrictions will be lifted.

During the quarter ended September 30, 2000 the Company restructured its krill fishing operation and took effective control of Krisel, S.A., formerly Kelor Trading, Ltd. ("Kelor"), a fishing vessel company. Loans previously made to Kelor were converted into a 90% ownership interest in the fishing vessel, the Rudolf Sirge, which is included in property and equipment, net at a value of $2 million. Management believes that with this restructuring its krill operations will be more efficient and when operational will be more profitable.

As a result of the present fishing restrictions in Chile, management is seeking to increase its export efforts of its automatic control systems and other products to other countries including Peru. In addition, the red tide project and immune stimulant products continue to be tested with positive results.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Gross revenues for the nine months ended September 30, 2000 decreased by $760,537 when compared to the nine months ended September 30, 1999 from $4,454,395 to $3,693,858 or 17%, due to a decrease in trading activities during the third quarter of 2000. This decrease is due in part to fishing restrictions in Chile which have decreased the amount of fish meal available for trading. In addition and related to the fishing restrictions, the Company failed to sell automatic control systems which were anticipated to take place in the second half of fiscal year 2000. Further, the decrease is also due to the cost and expense of redirecting marketing efforts of the Company's poultry vaccines from Chile to Peru. Management has determined that the market for vaccines in Chile is smaller than anticipated and therefore is focusing on developing a market in Peru.

Cost of operations for the nine months ended September 30, 2000, decreased by $393,494 when compared to the nine months ended September 30, 1999 from $3,087,682 to $2,694,188 or 12%, as a result of the fluctuations of the prices of fish meal, feather meal and krill meal in our brokerage business. In addition, the decrease in cost is directly related to the decrease in revenues previously explained.

Gross profit percentage declined by approximately 4% (from 31% to 27%) for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 mostly due to the decrease in sales experienced in the third quarter of 2000 and the devaluation of the Chilean peso against the dollar which increased the costs of krill.

General and administrative expenses decreased by $34,735 or 4% from $981,529 to $946,794 for the nine months ended September 30, 2000 when compared to the same period during 1999. This decrease was principally attributed to a reduction in administrative overhead.

Other income (expenses) increased from $29,470 for the nine months ended September 30, 1999 to $55,714 for the nine months ended September 30, 2000, an increase of $26,244 or approximately 89%. This increase is due to an increase in interest income on loans to a supplier.

Net loss for the nine months ended September 30, 2000 increased by $243,443, from net income of $97,330 for the nine months ended September 30, 1999 to a net loss of $146,113 for the same period in 2000. The increase in net loss was prompted by an allowance for bad debt recorded for the nine months ended September 30, 2000 of approximately $118,000 and an inventory reserve recorded of approximately $200,000.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

While the Company received net proceeds from its initial public offering of $3,697,500 in March 2000, its liquidity and capital resources have been adversely affected by the results of operations caused principally by the fishing restrictions in Chile. In addition, the Company incurred additional expenses in connection with the restructuring of its krill operations.

At September 30, 2000, the accounts receivable decreased by $274,599 when compared at December 31, 1999, from $2,239,870 in 1999 to $1,965,271 in 2000.
The decrease in receivables was prompted by collections made from the Chilean government on outstanding projects.

Inventory decreased by $25,856 at September 30, 2000, when compared to December 31, 1999, from $594,283 to $568,427. The decrease was attributable to the decline in sales for the quarter ended September 30, 2000 which made the Company maintain lower inventory levels.

Other receivables increased to $1,731,432 at September 30, 2000 from $242,937 at December 31, 1999, an increase of $1,488,495. The increase is due to the acquisition of Krisel, S.A. by the Company.

Income taxes receivable decreased to $84,669 at September 30, 2000 from $120,122 at December 31, 1999, a decrease of $35,453. This decrease was prompted by collections made on these taxes from the Chilean Government.

Accounts payable and accrued expenses increased by $480,218 from $1,164,099 at December 31, 1999 to $1,644,317 at September 30, 2000. The increase in payables was also due the acquisition of Krisel, S.A.

The lines-of-credit with banks decreased from $2,194,123 at September 30, 1999 to $1,762,184 at September 30, 2000, a decrease of $431,939. This decrease was due to payments made on these lines-of-credit with the proceeds from the public offering made on March 2000.

To facilitate its need for additional working capital, the Company is seeking to renegotiate its short term debt and using its fishing vessel as collateral to obtain long term financing.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


USE OF PROCEEDS

On March 29, 2000, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 in connection with its initial public offering. A total of 425,000 units (each unit consisting of 2 shares of Class A common stock and 2 redeemable common stock purchase warrants) were sold at a price of $10 per unit to the underwriters through their representatives Institutional Equity Corporation and Capital West Securities. The aggregate gross proceeds raised in connection with the IPO were $3,697,500 net of $552,500 of underwriters discounts. As of September 30, 2000, the Company had used the proceeds from this offering as follows:

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

7.       Opened a certificate of deposit with bank for $950,000.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings
                  None

ITEM 2:  Changes in Securities and Use of Proceeds
                  None


ITEM 3:  Defaults upon Senior Securities
                  None

ITEM 4:  Submission of Matters to a vote of Securities Holders
                  None


ITEM 5:  Other Information

         The following directors and officers resigned from the Company on the dates indicated:

         David Mayer                June 5, 2000
         Sergio Vivanco             July 27, 2000
         Guillermo Quiroz           August 8, 2000

         The remaining members of the board of directors, pursuant to the bylaws of the Company, appointed the following individuals to serve on the Company's board of directors until the next annual meeting:

         NAME                   AGE          POSITION
         ----                   ---          --------
         Sergio Figueroa        31           Director, Chief Financial Officer
         Pedro Sayes            46           Director
         Oscar Cornejo          52           Director

         SERGIO FIGUEROA - Mr. Figueroa serves as the Company's Chief Financial Officer. He was an economics professor at the Universidad de Andres Bello in Chile from 1992 to 1996. From 1993 through 1996 he served as a financial analyst for Groupo Penta, a Latin American holding company with interests in banking and pension funds. From 1996 though 1998 he served as an economic advisor for the Mining Society of Chile. Since July 1999, Mr. Figueroa has served as president of Acorp, a Chilean financial services company. Since August 2000, he has served as president and chairman of Fuerzag.com S.A., a Chilean internet company. Mr. Figueroa graduated from the Universidad de Chile with a degree in economics and commercial engineering.

         PEDRO SAYES - Mr. Sayes has been working for the Company for approximately 13 years in the Company's automatic control division. Mr. Sayes designs and develops automatic control equipment and systems. Mr. Sayes graduated from the Universidad de Santiago in Santiago, Chile with a degree in electronic engineering.

         OSCAR CORNEJO - Mr. Cornejo has provided consulting services for the Company's automatic control division. He is a member of the International Fishmeal and Oil Association (IFOMA) and an international consultant for the Food Agricultural Organization (FAO). He also is a private consultant to the food and fish industry. From 1986 through 1998, Mr. Cornejo was the technical director and general manager of Boher Chile, a leading fructose and corn syrup processor in South America. Mr. Cornejo also served as the managing director of Compania Pesquera San Pedro, a fish meal and canning company in Chile, for 14 years. Mr. Cornejo graduated from the Universidad de Concepcion and Universidad CatClica de Valparaiso with degrees in chemistry and chemical engineering.

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

                                            BIO-AQUA SYSTEMS, INC.



                                           By: /s/ MAX RUTMAN
                                              ---------------------------------
                                              Max Rutman, President
                                             and Chief Executive Officer

                                           By: /s/ SERGIO FIGUEROA
                                              ---------------------------------
                                              Sergio Figueroa, Chief Financial
                                              Officer (authorized Officer
                                              and Chief Accounting Officer)



DATED:        November 22, 2000