Form 10KSB40
period 2000-12-31
BIO AQUA SYSTEMS INC
filed 2001-06-26
CIK 1089590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number: 1-15046

                             BIO-AQUA SYSTEMS, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

                        Florida                           65-026233
                        -------                           ---------
           (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)            Identification No.)

       350 East Las Olas Blvd., Suite 1700, Fort Lauderdale, Florida 33301
       -------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               011 (562) 777-0262
                               ------------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

    Class A Common Stock, $.0001 par value and Class A Common Stock Warrants
    ------------------------------------------------------------------------
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $4,370,953.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $196,621.74, as of June 15, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 15, 2001; 936,294 Shares of Class A Common Stock and 1,700,000 Shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes  [  ]           No    [ X ]

                                Table of Contents

PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4        Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Item 6.       Management Discussion and Analysis

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial Owners and Management

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits, Lists and Reports on Form 8-K

PART I

Item 1.  Description of Business

General

         Since inception, our major source of revenue has been generated through the branded sale of various products for animal nutrition, including fish meal, feather meal and krill. These products are sold worldwide as a nutrient additive for fish, poultry and livestock raised for human consumption. We sell these nutrient products under the TepualTM and InualTM brands. These brands are held by our subsidiary, Profeed, Inc., a Bahamian company. Our revenues have declined significantly due to fishing restrictions and other negative economic and environmental conditions throughout Chile, Peru and Southeast Asia. In April 2001, due to this decline in revenues, we suspended the majority of our business activities, including our scientific research and development projects in the following areas:

         o         brokerage and trading of fish meal
         o         automatic control for fish meal processing
         o         salmon and shrimp immune stimulants
         o         poultry vaccines
         o         red tide detection and cleansing process

         Without an infusion of working capital or a resurgence of our trading and brokering business, our business will continue to suffer and the suspension of our research and development activities will continue.

Our history and structure

         We were incorporated in March 1999 as a holding company to acquire a 99% interest in Tepual S.A., a Chilean corporation. At closing of our initial public offering we purchased our interest in Tepual S.A. from its shareholders. We acquired the rights to the InualTM and TepualTM brands by acquiring all of the issued and outstanding stock of Profeed, Inc. Our class A common stock and warrants to purchase our class A common stock are listed on the American Stock Exchange under the symbols SEA and SEA/WS, but were suspended in late April 2001 from trading due to our failure to comply with the American Stock Exchange's maintenance requirements.

         Our principal executive offices are located at General Ekdhal 159, Santiago, Chile, and our telephone number is 011 (562) 777-0262. Our U.S. offices are located at 350 East Las Olas Boulevard, Suite 1700, Fort Lauderdale, Florida 33301.

Background

         Tepual, organized in 1982 as a Chilean limited partnership, was incorporated in 1996 when Tepual began commercial operations which capitalized on research and development projects initiated by Inual, a Chilean company. Inual, wholly owned by Max Rutman and Paulina Rutman, was organized in 1973. Inual is currently a non-operating entity, with no assets. Prior to 1985 Tepual and Inual generated revenues through grants from various government entities and private foundations. These grants decreased starting in 1985, due in part to privatization in Chile and an overall decrease in grants from private foundations. We expanded our brokerage division to replace the revenues lost from the decrease in the aforementioned grants to aid in the continuous funding required to support our research and development department.

         On March 29, 2000 we completed an initial public offering of units containing class A common stock and warrants. The class A common stock and warrants began trading separately 30 days after our initial public offering. These securities trade on the American Stock Exchange under the symbols "SEA" and "SEA/WS". On the day of our initial public offering we consolidated ourselves through the following transactions:

         1. A stock exchange agreement where Bio-Aqua received Flagship Import Export LLC's 90% interest in Tepual in return for 1,529,910 shares of class B common stock. Also, two stock purchase agreements were simultaneously effectuated where Atik S.A. purchased 169,990 shares of class B common stock of Bio-Aqua and Bio-Aqua purchased Atik S.A.'s 10% in Tepual. Tepual became our majority owned (99.9%) subsidiary. Due to Chilean law, which requires that a Chilean corporation be owned by not less than two shareholders, 15 shares of Tepual stock continue to be owned by Max Rutman, through his ownership interest in Flagship Import Export LLC.

         2. We acquired the rights to the Tepual and Inual brands by purchasing all of the issued and outstanding shares of Profeed, Inc., for an aggregate of $1,300,000. This purchase price was payable to related party shareholder of Profeed, but the shareholder of Profeed has abandoned his right to the $1,300,000.

Brokerage business

Fish meal sales

         Through our TepualTM and InualTM brands we certify, broker and trade fish meal that has the highest possible nutrient levels and lowest toxicity levels. Our Tepual and Inual branded products have been sold to customers worldwide.

         In 1999 there were approximately 165 other fish meal producers in Chile and Peru. However, environmental conditions and fishing restrictions throughout Chile and Peru have had a detrimental effect on the fish meal industry. Many fish meal producers have ceased operations or merged with other companies. The processing of fish meal has decreased dramatically. This decrease has detrimentally effected our brokerage and trading business. Because of reduced demand and a lack of capital we are currently trading and brokering a minimal amount of fish meal.

Feather meal sales

         In 1997 we began to process and certify feather meal. In late 1999 and early 2000 we sold approximately 600 tons of feather meal per month with Chile and Brazil providing us with sources for our feather meal.

         Feather meal sales have remained limited. Sales volumes have not reached adequate profitability levels and we have abandoned this line of business.

Krill

         Since 1996, we have been involved in the research and development of krill to produce a cost-effective product with nutrient levels similar to or higher than quality fish meal. Krill are tiny shrimp-like creatures found in the Antarctic waters. Krill are a high source of protein and other nutritional values. In 1999 we entered into a joint venture with Krisel S.A., an operator of a specialized krill fishing boat which has the ability to process, investigate and develop krill related products while at sea. Since 1999, we have advanced or expended approximately $2.8 million to Krisel S.A. for the development and operation of the fishing vessel, the Rudolf Sirge. In return for this financing we were entitled to the exclusive rights of all of the krill production, scientific investigations and krill related technology produced on the fishing vessel.

         During the year 2000 changes in international maritime regulation, delays in obtaining necessary equipment, and negative environmental conditions negatively affected the krill industry and contributed to the lack of return on our investment in the Krisel operations. During the quarter ended September 30, 2000 we restructured our krill fishing operation and took effective control of Krisel. In 2000, Krisel acquired the right to purchase the Rudolf Sirge for $2,200,000. Advances of $1,993,000 to the owner of the Rudolf Sirge made by Krisel were treated as a deposit against the purchase price. There is currently a balance payable on the purchase price of $200,000. This balance must be paid in order for title to pass. If we fail to comply with the terms and conditions of the purchase we will be charged a $500,000 penalty. As of this date we cannot fund the balance of $200,000.

Competition within the nutrient industry

         We believe, if we are able to raise capital financing, that based on our reputation for selling high nutrient and low toxicity fish meal under the InualTM and TepualTM brands we will be able to retain our market share in the industry, if and when the industry rebounds from the negative environmental effects and government restrictions.

Material Customers

         Our principle revenues in 2000 were generated through our sale of fish meal, feather meal and krill meal. Our top five material brokerage customers were the source of 57% of our total revenues.

Automatic control

         Since our inception we have developed, sold and installed 13 systems of automatic control within the fish meal processing industry in Chile and Peru. However, due to the collapse of the fish meal industry in Chile and Peru, fish processing plants currently lack the capital needed to purchase our systems. We believe that in the future due to the decrease in fish meal and continuing fishing and environmental restrictions, that our automatic control processing may be essential to the industry. However, due to lack of capital, we are unable to commence this marketing plan at this time.

Immune stimulants

         Chile is the second largest producer of farm raised salmon in the world. Salmon are highly susceptible to disease. We have been engaged in developing immune stimulants to combat these diseases. Tests for these immune stimulants have been conducted with three salmon farms in Southern Chile. On completion of these tests we will sell our immune stimulants throughout Chile, however, we cannot provide any assurances that the test results will be successful. Depending on the success of the salmon immune stimulants, we will expand our research and development to other farm aquaculture production industries. At this time, however, all development of the immune stimulants has been suspended due to our shortage of funds.

Poultry vaccines

         We have supplied poultry feed manufacturers, mostly located in Peru and Chile, with certified fish meal since 1989. This ongoing relationship alerted us to specific diseases that have not been cured by the use of conventional vaccine products offered in the market.

         We began developing poultry vaccines by isolating the viruses and bacteria in diseased poultry. The isolated strains of virus and bacteria was then modified through chicken embrio passages. Through this process we developed non-pathogenic strains that remained immunogenic. These strains are vaccines.

         We have produced niche vaccines to treat the following diseases:

         o bronchitis infection in two presentations for two different pathologies
         o         hepatitis
         o         coriza infection
         o         salmonella enteritidis and its combinations
         o         combinations of all of the above

         Initial sales of poultry vaccines in 2000 (specifically for hepatitis) were promising. However, sales have decreased significantly as we have discovered that vaccinations are transmitted from hens to their offspring, effectively eradicating the virus. Demand for the vaccines has subsequently diminished, as there is no longer any market for the vaccine in Chile nor Peru.

Red tide detection and cleansing

         Blooms of toxic or harmful micro-algae blooms, commonly called red tide, occur when either natural or human factors cause a rapid increase in the production of one celled organisms in coastal waters through the world. A small number of algal blooms produce potent toxins that can be transferred through the food web or they can affect and even kill humans. Humans are principally exposed to the naturally occurring toxins produced by the harmful algae through the consumption of contaminated shellfish. We have been involved in the development of protection and cleansing kits for several types of these harmful algaes.

Red tide detection kits

Diarrhetic Shellfish Poisoning (DSP)

         We have developed, for laboratory use, a diagnostic kit for the detection of DSP toxins. This kit determines DSP toxicity based on a colorimetric evaluation. Under this method, toxins are detected though samples extracted from the shellfish's hepatopancreas.

         Our DSP kit is an enzymatic assay of a protein phosphatase. A protein phosphatase is a macro molecule that is responsible for releasing phosphate within living cells. It is an enzyme used by a living cell to control metabolism. An enzyme is a protein produced by living animal cells that enable chemical reactions. Our DSP kit uses an isolated protein phosphatase for detecting toxicity. Since DSP toxins inhibit a protein phosphatase at an extremely low level, we have developed our colorimetric assay to inhibit sample enzyme extracts in proportion to the levels that toxins are present. Reactions in the colorimetric assay will produce a color to indicate toxicity.

         This kit was introduced in the Chilean market and was presented in 1998 at the Second Convention of Harmful Algae Blooms (Segundo Taller de Floraciones de Algas Nocivas), an international conference on red tide, sponsored by the National Oceanographic Committee, a division of the Chilean Navy. There is currently no patent for this technology. Development of the red tide detection kits has been suspended.

Paralytic Shellfish Poisoning (PSP)

         We have also been developing PSP diagnostic kits. We have developed techniques using antibodies to isolate PSP toxins as well as analytical and toxicological methods using antibodies to quantify and qualify PSP toxins. These methods involve extracting acid fluids from a shellfish to detect whether the shellfish contains PSP toxins through the analyzation of the fluids. These methods will detect PSP toxins from the acid extracts of shellfish determining whether the specific shellfish actually contains toxins. We have developed certain procedures to isolate and purify the three main groups of PSP toxins

(saxitoxin, gonyautoxins, and sulfocarbamoyl) as well as analytical and toxicological methods to quantify and to qualify each PSP toxin.

         Our PSP kit consists of an immunoassay. In our immunoassay, toxins are bound to a biopolimer to make the PSP toxin conjugates. Conjugates are necessary to generate antibodies. PSP toxin specific antibodies were developed using these conjugates. These antibodies are used to detect PSP toxins in shellfish, gastropods and crustacean extracts. This kit also is a colorimetric assay and the color is correlated to the amount of toxin present in the sample extract. We have developed antibodies against saxitoxin, gonyaulatoxin and sulfocarbamoyl toxins that are used in our kit to detect all PSP toxins. Until now, PSP toxins and correlating conjugates have been impossible to obtain. We believe that before our technology, no one has developed antibodies which cover the three major groups of PSP toxins (saxitoxin, gonyaulatoxin and sulfocarbamoyl toxin groups). Development of the red tide detection kits has been suspended.

Production of kits

         Through a joint venture with Centro de Estudios Cientificos de Santiago
(CECS), a Chilean private non-profit research company, we have produced an antitoxin test system. This antitoxin test system was developed from the antitoxin "saxitoxin," of which the intellectual rights to the antitoxin saxitoxin are exclusively held by CECS. We have acquired a 50% ownership interest in this antitoxin test system. We believe this antitoxin test system has enabled us to develop a PSP detection test for specific PSP toxins which can be used in specialized laboratories. This method, consistent with our methodology described above, will extract and analyze acid fluids from a shellfish to detect whether the shellfish contains specific PSP toxins. We are solely responsible for the commercialization of this antitoxin test system. By contract with CECS we will receive 60% of all the benefits of any licensing, royalties or sales limited to this antitoxin test system while the remaining 40% shall accrue to CECS.

         In 1998 we entered into several agreements with R-Biopharm GmbH, a German company, for the development, production and distribution of our PSP ELISA Test Kit. Biopharm has not performed under this Agreement and the development of our PSP ELISA Test Kit has been suspended. We are considering our legal options against Biopharm. All other development has been suspended because of lack of funding.

Future developments

         on site testing kits

         Having developed detection kits that have shown successful results in the laboratory, we plan, if funding is available, to focus our efforts on the development of on site testing kits for PSP and DSP. We believe that our current research and development may lead to a commercial testing kit that would enable commercial shell fishers, recreational fisherman or restaurants to test shellfish for toxicity levels on location with a fast, economical, reliable and comprehensive kit to perform on site PSP or DSP detection tests.

         cleansing of shellfish

         Through continuous research we have also developed and tested at the laboratory level, an innovative multi-step procedure for decontaminating or cleansing potentially PSP tainted shellfish, which may be applied in processing plants or restaurants. We have developed technology which has enabled us in laboratory testing to chemically remove toxins, without changing the organolleptic (flavor, texture and color) characteristic of the shellfish or introducing negative environmental effects. We believe this process, which involves dipping entire shellfish stocks in a cleansing solution can be used in pre-cooked or canned shellfish, reducing toxicity to acceptable consumption levels. We believe that this preventative process may be used to guarantee safe human consumption of canned or cooked shellfish, regardless of whether the shellfish has even been tested for PSP toxins.

         As of this date development and testing for on site kits and cleansing technology are suspended due to a lack of funds.

Trademarks and patents

         We currently have trademark rights over the Tepual and Inual brands in Chile, Columbia, Taiwan, China, Ecuador, Mexico (only for Tepual(TM)), Japan, Peru and South Africa.

         Patent protection for our poultry vaccines is limited to Chile and currently only protects our Chilean vaccine for bronchitis infection.

         In 2000 we received a patent for our red tide paralytic shellfish poisoning detoxification process from the U.S. Patent Office. In addition, we have received comments to our patent filing in the United States for our red tide paralytic shellfish poisoning detection kit (antitoxin test kit). We have applied for patent protection for our red tide paralytic shellfish poisoning detection kit (antitoxin test kit) and our red tide paralytic shellfish poisoning detoxification process. These patent applications have been made in the United States, Chile, Canada, and the European Community. An additional patent application for red tide paralytic shellfish poisoning detoxification has been filed in Australia.

         We have also applied for patent protection in Chile for a procedure to obtain krill oil.

Government regulation

Nutrition

         Our brokerage business is subject to general import and export regulations that are not specific to our nutrient products.

         Chilean and international fishing laws have and may place restrictions and limitations on the catching of fish. Future restrictions and limitations can have an effect on the availability of fish used in fish meal.

         Krill catches are limited by the Convention of the Commission for the Conservation of Antarctic Marine Living Resources. The aim of the convention is to conserve marine life. This does not exclude harvesting as long as such harvesting is carried out in a rational manner. This international body limits the total amount of krill that can be harvested in Antarctic waters to 1.5 million tons. The total amount of krill that is currently being harvested in Antarctic waters is about 70,000 tons.

Immune stimulants

         The commercial production of our injectable immune stimulants is subject to regulatory approval by the Servicio Agricola y Ganadero. The Servicio Agricola y Ganadero is the Chilean equivalent to the USDA. We will be regulated by Servicio Agricola y Ganadero in two ways:

         o         veterinary laboratory approval; and
         o         final product approval.

         Once our injectable immune stimulants are ready for commercial sale, we will seek approval from the Servicio Agricola y Ganadero. There is no regulation for our oral immune stimulants.

Chilean poultry vaccines

         The commercial production of our Chilean poultry vaccines also requires laboratory and product approval from the Servicio Agricola y Ganadero. We have received its approval.

Other products

         Our other products, such as our Peruvian poultry vaccines and red tide detection kits are subject to government regulation in the countries in which they are produced. Receiving government approval and satisfying government regulation, however, is the responsibility of the companies that are manufacturing our products.

         We also incur government regulation when we sell our products outside of Chile. We are subject to import and export restrictions in every country that we sell our nutrient products. No import or export law has had a material effect on our brokerage business.

Research and development

         Our research and development division includes cooperative efforts with academic, private and government institutions and our own highly qualified scientists. As of December 31, 2000 our research and development staff division included approximately 25 individuals. However, due to our current economic condition, our research and development division has decreased in size. Currently our internal research and development staff consists of only two full-time employees. During 2000 and 1999, respectively, we spent $289,000 and $672,000 on research and development (does not include software development costs).

Foreign Corrupt Practices Act

         Substantially all of our operations are transacted in South America. To the extent that we conduct operations and sell our products outside the U.S., we are subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay, any money or anything of value to any foreign official, foreign political party or foreign political party official or any candidate for foreign political office (foreign official) or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any foreign official.

         We have not made any offers, payments, promises to pay, or authorization of any money or anything of value to any foreign official and have implemented a policy to be followed by our officers, directors, employees and anyone acting on its behalf, that no such payments can and will be made. We have made all employees cognizant of the need for compliance with the Foreign Corrupt Practices Act and any violation of our policy will result in dismissal. Further, we conduct periodic reviews of this policy with all employees to ensure full compliance.

Foreign investment laws and regulations

         The Chilean Constitution establishes that any Chilean or foreigner may freely develop any activity in Chile so long as the securities activity in Chile does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under Chilean law. Additionally, Chilean law prohibits any discretionary acts by the Chilean government or other entities against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in Chile by persons who are not Chilean residents follow the same rules as investments made by Chilean citizens.

Employees

         As of December 31, 2000 we employed 52 employees, of which eight were full-time salaried employees in administration, eight were full-time salaried employees in trading and brokering positions and 25 were involved in research and development. As of June 15, 2001 we employed 12 employees, of which 10 were full time salaried employees in administration and 2 were involved in research and development. None of our employees are covered by a collective bargaining agreement.

Item 2.  Description of Properties

         We own approximately 1,420 square feet of residential facilities in Santiago, Chile. This property was purchased by Tepual in 1992 for a purchase price of approximately $110,000. We currently conduct all of our activities from this property. A mortgage on this property is currently in default.

Item 3.  Legal proceedings

         As of December 31, 2000, our long term debt included a note payable to Banco do Brazil in the amount of $307,368. This note is collateralized by personal guaranty from our principle shareholder and certain assets of our Company. We are currently in default on this note and Banco do Brazil has demanded payment in full.

         In December, 2000, Guillermo Quiroz, our former chief financial officer, filed an action in the Civil Court of Santiago, Chile for the payment of fees under an employment agreement we had entered into with Mr. Quiroz. Mr. Quiroz is seeking damages in the amount of $180,000 which include both compensatory and punitive damages. We intend to defend this claim. As of the date of this report, we cannot predict the outcome of this claim.

         On February 28, 2001, David Mayer, a former director of our company, filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida for breach of contract in respect of consulting services provided by Mr. Mayer. Mr. Mayer is seeking the payment of approximately $175,000 and has obtained a judgment in the amount of $175,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

         Our class A common stock and common stock purchase warrants originally began trading as a unit on the American Stock Exchange under the symbol "SEA.U" on March 29, 2000, the date of our initial public offering. Our shares and warrants automatically separated on May 1, 2000, after which our class A common stock and common stock purchase warrants began trading separately on the American Stock Exchange. Our class A common stock currently trades under the symbol "SEA" and our warrants trade under the symbol "SEA/WS". There was no trading market for our securities before our initial public offering. On June 15, 2001, the last sale price of our common stock was $.21 per share and the last sale price of our warrants was $.02. Effective late April 2001, our securities have been suspended from trading on the American Stock Exchange due to our failure to comply with the American Stock Exchange's maintenance standards.

         The following table sets forth high and low bid quotations for our common stock and warrants for the periods indicated. These quotations, as reported by Interactive Data, reflect prices between dealers, do not include retail mark-ups, mark-downs, commissions and may not necessarily represent actual transactions.

Period                                                          High              Low
------                                                          ----              ---
Common Stock
May 1, 2000 - June 30, 2000                                    $4.18             $2.75
July 1, 2000 - September 30, 2000                               3.25              1.06
October 1, 2000 - December 31, 2000                             1.37               .18
January 1, 2000 - March 31, 2001                                 .47               .18

Warrants
May 1, 2000 - June 30, 2000                                    $ .50             $ .25
July 1, 2000 - September 30, 2000                                .25               .06
October 1, 2000 - December 31, 2000                              .25               .06
January 1, 2000 - March 31, 2001                                 .12               .01

         On June 15, 2001, we believe there were approximately 10 holders of record of our common stock and warrants. We believe there are in excess of 200 beneficial owners of our common stock and warrants.

Dividends

         To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings for use in our business.

Recent Issuance of Unregistered Securities

         On March 18, 1999, we issued 100 shares of class B common stock to Mr. Rutman, our president, chief executive officer and chairman of the board for par value, as promotional shares. In addition, we issued 51,000 shares of class A common stock to an initial officer and director of our Company. The issuance of the shares of class B common stock and class A common stock were exempt from registration under Section 4(2) of the Securities Act.

         Between April and May 1999, six accredited investors loaned us $150,000 at an interest rate of 8% per year. The loans were repaid subsequent to our initial public offering. As consideration for this loan, the investors received an aggregate of 35,294 shares of class A common stock. These investors had access to, or were otherwise provided with, our information, including financial. Accordingly, the issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.

         Effective March 29, 2000, Flagship Import Export LLC, wholly-owned and controlled by Mr. Rutman and Atik, owned and controlled by Paulina and Andrea Rutman, acquired 1,699,900 shares of class B common stock. The shareholders of Flagship Import Export LLC and Atik were provided with, or otherwise had access to, our information, including financial. Accordingly, the issuances of the shares of class B common stock to Flagship Import Export LLC and Atik were exempt from registration under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

         Management's discussion and analysis contains various "forward looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Year Ended December 31, 2000 Compared to Year End December 31, 1999

Overview

         Our company has generated substantially all of our revenues from the sale of certain products such as fish meal, feather meal and krill meal which the Company purchases from third parties under our own Tepual and Inual brands for resale to customers throughout the world. In 2000 our sales and brokerage business declined significantly due to fishing restrictions and other conditions throughout Chile and Peru as well as a lack of capital. As a result of fishing restrictions imposed in Chile during 2000, results of operations were adversely impacted. Revenues decreased in trading activities and no sales of the automatic control systems were made. As a result, our cash flows have been drastically reduced and most of our scientific research and development has been suspended.

Results of Operations

         Gross revenues for the twelve months ended December 31, 2000 decreased by $1,227,401 when compared to the twelve months ended December 31, 1999 to $4,370,953 from $5,598,354, a decrease of 21.9%, due to a decrease in trading activities during 2000. This decrease is due in part to fishing restrictions in Chile which have decreased the amount of fish meal available for trading. In addition and related to the fishing restrictions, we failed to sell automatic control systems which were anticipated to take place in the second half of fiscal year 2000.

         Cost of revenues for the twelve months ended December 31, 2000, increased by $500,745 (11.6%) when compared to the twelve months ended December 31, 1999 from $3,807,789 to $4,308,534, as a result of inventory write off.

         Gross profit percentage declined by approximately 30.6% (from 32% to 1.4%) for the twelve months ended December 31, 2000 when compared to the twelve months ended December 31, 1999 mostly due to the decrease in sales experienced in 2000.

         General and administrative expenses increased by $1,636,656 or 104% to $3,209,168 for the twelve months ended December 31, 2000 from $1,572,512 for the same period during 1999. This increase was principally attributed to the allowance of bad debt of approximately $1,125,000 and an increase in accounts payable of approximately $400,000.

         Other expenses decreased from $202,401 for the twelve months ended December 31, 1999 to $89,978 for the twelve months ended December 31, 2000, a decrease of $112,423 or approximately 55.5%. This decrease is due to a reduction of interest income and other miscellaneous income.

         Net loss for the twelve months ended December 31, 2000 increased by $3,203,804 from net gain of $15,652 for the twelve months ended December 31, 1999 to a net loss of $3,188,152 for the same period in 2000. The increase in net loss was prompted by an allowance for bad debt recorded for the twelve months ended December 31, 2000 of approximately $1,125,548 and an inventory reserve recorded of approximately $609,617. In addition, our net loss was further increased by a loss for cumulative translation adjustment of $1,997,000. The cumulative translation adjustment was due to the fluctuation of the exchange rate in Chile.

Liquidity and Capital Resources

         While we received net proceeds from our initial public offering of $3,697,500 in March 2000, our liquidity and capital resources have been adversely affected by our operating losses caused principally by the fishing restrictions and environmental conditions in Chile. In addition, we incurred additional expenses in connection with the restructuring of our krill operations.

         At December 31, 2000, accounts receivable decreased by $1,662,632 when compared at December 31, 1999, from $2,239,870 in 1999 to $557,238 in 2000. The decrease in receivables was prompted by collections made from the Chilean government on outstanding projects and a write-off of $1,300,000 in bad debt.

         Inventory decreased by $544,283 at December 31, 2000, when compared to December 31, 1999, from $594,283 to $50,000. The decrease was attributable to the dramatic decline in sales for year ended December 31, 2000, which corresponded to lower inventory levels.

         Other receivables decreased to $99,595 at December 31, 2000 from $242,937 at December 31, 1999, a decrease of $143,342. The increase is due to our acquisition of Krisel, S.A.

         Income taxes receivable decreased to $69,189 at December 31, 2000 from $120,122 at December 31, 1999, an increase of $50,933. This decrease was prompted by our collection efforts on outstanding receivables.

         Current portion of long-term debt increased $226,625 or 280.6% to $307,368 at December 31, 2000 from $80,743 at December 31, 1999. This increase is due to our default on a long-term debt obligation with Banco do Brazil. This default and subsequent demand for payment by Banco do Brazil has converted this obligation from long-term debt to a current liability.

         The lines-of-credit with banks decreased from $2,194,123 at December 31, 1999 to $1,935,768 at December 31, 2000, a decrease of $258,355. This decrease was due to payments made on these lines-of-credit with the proceeds from the public offering made on March 2000.

         Due to stockholder was reduced to 0 at December 31, 2000 as compared to $1,300,000 at December 31, 1999. This decrease of $1,300,000 is due to our principal shareholder forgiving the amounts due to him in connection with the sale of the Tepaul and Inual brands to our company. This related party transaction was recorded as a distribution from capital in the December 31, 1999 consolidated financial statements.

         In September 2000, we acquired a 75% ownership interest in Krisel, S.A. An operator of a fishing vessel involved in the farming of krill and research and development projects involving krill. During the year ending December 31, 2000, Krisel acquired the right to purchase the fishing vessel for $2,200,000. Certain of our advances in the amount of $1,993,000 that we had previously made to Krisel in connection with the vessel were treated as a deposit against the purchase price, leaving a balance due of $200,000. This balance must be paid in order for title of the vessel to pass to Krisel. If the balance is not paid we will also be penalized $500,000. At this date we are unable to pay the balance.

         Our financial condition has deteriorated due the decline of our sales and brokerage business, our inability to raise additional funds and the non-performance of certain of our suppliers. As of December 31, 2000, we had recurring operating losses of approximately $3,200,000 and currency translation losses of $1,997,000. Based on these losses, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Item 7.  Financial Statements

         The financial statements required by this report are included, commencing on page F-1.

Item 8.  Changes in and Disagreements with Accountants

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and executive officers of Bio-Aqua Systems, Inc.

Name                          Age                   Position
----                          ---                   --------
Max Rutman                     59       Chief Executive Officer, President, Chairman
                                        of the Board of Directors, Interim Chief
                                        Financial Officer
Sergio Figueroa                31       Chief Financial Officer, Director*
Nestor Lagos                   48       Director
Oscar Cornejo                  52       Director
Pedro Sayes                    48       Director

*Mr. Figueroa served as our chief financial officer and director from October 2000 until his resignation in January 2001.

         Max Rutman has served as chief executive officer, president and chairman of the board of directors of Bio-Aqua since our inception in March 1999 and as the chief executive officer and chairman of the board of directors of Tepual since its incorporation. Mr. Rutman has served as general manager of Tepual since 1989. Mr. Rutman has received a degree in chemical engineering from the Universidad de Santiago and a masters degree in food science from Massachusetts Institute of Technology (MIT). Mr. Rutman has served as the head of bio-engineering division and former director of the Protein Group at I.F.O.P. (Chilean Institute of Fisheries Development). He has also been a visiting professor in food science and biotechnology at the following universities:
Universidad Catolica, Universidad Catolica de Valparaiso and Universidad de Santiago. Mr. Rutman has also been consultant to the World Bank, the Interamerican Development Bank, the Ford Foundation, MIT and Colorado State University's International Development Agency. Mr. Rutman is a member of the Academy of Science and the Institute of Food Technology.

         Nestor Lagos has served as a member of our board of directors since March 29, 2001 and has been a member of Tepual's board of directors since April 1999. Dr. Lagos has led Tepual's red tide research department since 1994. Dr. Lagos is also a professor of membrane physiology at the Universidad de Chile located in Santiago, Chile. Dr. Lagos is a biochemist with a Ph.D. in biology and has also received post-doctoral training at the University of California, Los Angeles (UCLA).

         Pedro Sayes was appointed to our board of directors in September 2000. He has been working for our company since 1987 in our automatic control division. Mr. Sayes designs and develops automatic control equipment and systems. Mr. Sayes graduated from the Universidad de Santiago in Santiago, Chile with a degree in electronic engineering.

         Oscar Cornejo was appointed to our board of directors in September 2000. He has provided consulting services for our automatic control division. He is a member of the International Fishmeal and Oil Association (IFOMA) and an international consultant for the Food Agricultural Organization (FAO). He also is a private consultant to the food and fish industry. From 1986 through 1998, Mr. Cornejo was the technical director and general manager of Boher Chile, a leading fructose and corn syrup processor in South America. Mr. Cornejo also served as the managing director of Compania Pesquera San Pedro, a fish meal and canning company in Chile, for 14 years. Mr. Cornejo graduated from the Universidad de Concepcion and Universidad Catolica de Valparaiso with degrees in chemistry and chemical engineering.

Directors and Executive Officers of Tepual

         The directors and executive officers of Tepual are as follows:

Name                          Age                   Position
----                          ---                   --------
Max Rutman(1)                 59             Chief Executive Officer, Director
Nestor Lagos(1)               48             Director

(1)      See "Directors and executive  officers of Bio-Aqua Systems, Inc."

Election of directors

         Each of our directors are elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. The bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified.

         We agreed that for a period of three years after our effective date, if requested by the lead underwriter from our initial public offering, we will use our best efforts to cause one individual designated by the representative to be elected to our board of directors, which individual may be a director, officer, employee or affiliate of the representative. The representative has not, to date, selected a designee to our board of directors. Alternatively, the representative may designate a person to attend meetings of our board of directors as an observer for three years following our effective date.

Directors' compensation

         Our non-employee directors receive $100 plus expenses, for attendance at each meeting of the board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at the meetings.

Committees of the board of directors

         Our audit committee consists solely of Oscar Cornejo. Our audit committee will review the work of the audit staff and direct reports covering such work to be prepared. Our audit committee will oversee our continuous audit program to attempt to protect against improper and unsound practices and to attempt to furnish adequate protection for its assets and records. Our audit committee also will act as liaison to our independent certified public accountants, and will conduct such work as is necessary and will receive written reports, supplemented by such oral reports as it deems necessary, from our independent certified public accountants.

         Our compensation and stock option committee consists of Messrs. Rutman and Cornejo. The compensation and stock option committee will make recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

         Of the four members of the board of directors, Mr. Cornejo, is a non-employee director. However, Mr. Cornejo has provided our company with consulting services.

Appointment of officers

         Officers are elected annually by our board of directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the board of directors. Our officers devote full time to the business.

Item 10. Executive Compensation

         The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2000. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 2000. This table is based solely upon compensation received from Tepual. It also includes payments under Chilean social security provisions.

                                   Summary Compensation Table
                                   --------------------------

                                                                                       Other Annual
Name and Principal Position               Year         Salary($)        Bonus ($)     Compensation($)
---------------------------               ----         ---------        ---------     ---------------
Max Rutman CEO,                           2000             $-0-           $-0-             $-0-
   President and Chairman                 1999              -0-            -0-              -0-
                                          1998          48,000             -0-              -0-
                                          1997          48,000             -0-              -0-

Employment agreements

Max Rutman, Chief Executive Officer, President and Chairman. Tepual, our subsidiary, has entered into a written three-year employment agreement with Mr. Rutman, which commenced March 29, 2000. Under the terms and conditions of his employment agreement, Mr. Rutman shall receive an initial annual base salary of $200,000, annual bonuses of up to $100,000, as determined by Tepual's board of directors. Mr. Rutman shall be reimbursed for his ordinary and necessary business expenses including fees for membership in one business or social club, up to a maximum of $10,000 per year, and in other clubs and organizations as Tepual and Mr. Rutman shall mutually agree are necessary and appropriate. Due to our financial condition, Mr. Rutman was not compensated for his services in 1999, nor 2000.

Stock options

         During fiscal year 2000, there were no option or SAR grants to any persons, including any of our executive officers or directors.

Incentive and non-qualified stock option plan

         On June 1, 1999, the board of directors and a majority of our shareholders adopted our stock option plan. The purpose of our stock option plan is to increase our employees', advisors', consultants', and directors' proprietary interest in Bio-Aqua and Tepual, to align more closely their interests with the interests of our shareholders, and to enable us to attract and retain the services of experienced and highly qualified employees and directors. We have reserved an aggregate of 300,000 shares of class A common stock under the stock option plan.

Option exercises and holdings

         To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the common stock beneficially owned as of the date of this prospectus by each person who we know by to own beneficially 5% or more of our common stock; by each of our executive officers and directors; and by all of our executive officers and directors as a group. The shares held by Mr. Rutman, Flagship Import Export LLC and Atik, directly or indirectly, will represent an aggregate 61% of the outstanding common stock issued and will represent an aggregate approximately 89% of our voting interest, since Mr. Rutman, Flagship Import Export LLC and Atik, as holders of class B common stock, are entitled to 5 votes for each share of class B common stock held. Andrea and Paulina Rutman, daughters of Max Rutman, are the shareholders of Atik S.A. Max Rutman disclaims any beneficial ownership of these shares. Unless otherwise disclosed, the mailing addresses for the individuals named below is General Ekdhal 159, Santiago, Chile.


                                            Number of Shares
Name and Address of                         of Common Stock          Ownership           Voting
  Beneficial Owner                         Beneficially Owned        Percentage        Percentage
  ----------------                         ------------------        ----------        ----------
Max Rutman                                  1,530,010(1)(2)            54.9%             79.8%
Atik, S.A.                                    169,990                   6.1%              8.9%
Nestor Lagos                                       -0-                   -0-               -0-
Pedro Sayes                                        -0-                   -0-               -0-
Oscar Cornejo                                      -0-                   -0-               -0-
All executive officers and directors
as a group (4 persons)                      1,581,010(1)(2)            56.7%             79.8%

--------------------
(1) Includes 1,529,910 shares of class B common stock issued to Flagship Import Export LLC.
(2) Includes 100 shares of class B common stock issued to Mr. Rutman as founders shares.

Item 12. Certain Relationships and Related Transactions

         On our effective date, a stock exchange agreement was effectuated where Bio-Aqua received Flagship Import Export LLC's 90% interest in Tepual in return for 1,529,910 shares of class B common stock. Also, two stock purchase agreements were simultaneously effectuated where Atik S.A. purchased 169,990 shares of class B common stock of Bio-Aqua and Bio-Aqua shall purchase Atik S.A.'s 10% in Tepual. Tepual then became our majority owned (99.9%) subsidiary. Due to Chilean law, which requires that a Chilean corporation be owned by not less than two shareholders, 15 shares of Tepual stock continue to be owned by Max Rutman, through his ownership interest in Flagship Import Export LLC.

         The current shareholders of Tepual are Flagship Import Export LLC (8,573 shares) and Atik (952 shares). Mr. Rutman, through his ownership interest in Flagship Import Export LLC, will retain a .01% interest (15 shares) in Tepual in order to comply with Chilean law. Flagship Import Export LLC's sole shareholder is Max Rutman. Atik's shareholders are Paulina and Andrea Rutman, daughters of Max Rutman.

         On March 29, 2000 we acquired the rights to the brands and patents InualTM and TepualTM by acquiring Profeed, Inc., equally owned and controlled by Max, Andrea and Paulina Rutman, by acquiring all of the issued and outstanding shares of Profeed, Inc., in consideration of an aggregate of $1.3 million. The shareholders have subsequently abandoned their rights to the $1,300,000 payment.

Item 13. Exhibits, Lists and Reports of Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act of 1934, as amended, Bio-Aqua caused this report to be signed on its behalf by the undersigned on June 22, 2001.


                                           Bio-Aqua Systems, Inc.


                                           By: /s/ Max Rutman
                                           -------------------------------------
                                           President and Chief Executive Officer

         In accordance with the requirements of the Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.

         Signatures                                   Title                                  Date
         ----------                                   -----                                  ----
/s/ Max Rutman                               President and Chief Executive               June 22, 2001
---------------------------------------      Officer, Interim Chief Financial
Max Rutman                                   Officer and Director (Principal
                                             Executive Officer)

/s/Nestor Lagos                              Director                                    June 22, 2001
---------------------------------------
Nestor Lagos

/s/Pedro Sayes                               Director                                    June 22, 2001
---------------------------------------
Pedro Sayes

/s/Oscar Cornejo                             Director                                    June 22, 2001
---------------------------------------
Oscar Cornejo

                             BIO-AQUA SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report...................................................................     F-2

Consolidated Balance Sheet.....................................................................     F-3

Consolidated Statements of Operations and
  Comprehensive Income.........................................................................     F-5

Consolidated Statements of Stockholders' Equity................................................     F-6

Consolidated Statements of Cash Flows..........................................................     F-7

Notes to Consolidated Financial Statements.....................................................     F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Bio-Aqua Systems, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Bio-Aqua Systems, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Aqua Systems, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SPEAR, SAFER, HARMON & CO.
------------------------------
SPEAR, SAFER, HARMON & CO.


Miami, Florida
May 22, 2001

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                   A S S E T S


                                                                                 2000                      1999
                                                                           ----------------          ----------------
Current Assets:
    Cash and cash equivalents                                              $         27,042          $        102,621
    Accounts receivable, net                                                        577,238                 2,239,870
    Other receivables                                                                99,595                   242,937
    Inventory                                                                        50,000                   594,283
    Income taxes receivable                                                          69,189                   120,122
    Offering costs                                                                       --                   303,496
    Other current assets                                                              2,046                   405,947
                                                                           ----------------          ----------------

           Total Current Assets                                                     825,110                 4,009,276

Property and Equipment, net                                                         611,563                   752,854

Other assets, consisting primarily of deposits
  on property and equipment                                                       2,042,572                 1,564,179
                                                                           ----------------          ----------------

                                                                           $      3,479,245          $      6,326,309
                                                                           ================          ================




























The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   2000                      1999
                                                                             ----------------          ----------------
Current Liabilities:
   Accounts payable                                                          $        786,516          $        952,962
   Lines-of-credit                                                                  1,935,768                 2,194,123
   Current portion of long-term debt                                                  307,368                    80,743
   Notes payable                                                                       51,555                   644,415
   Bridge loan payable                                                                     --                   150,000
   Accrued expenses and other current liabilities                                     357,703                   211,137
   Due to stockholder                                                                      --                 1,300,000
                                                                             ----------------          ----------------

         Total Current Liabilities                                                  3,438,910                 5,533,380
                                                                             ----------------          ----------------

Long-Term Liabilities:
   Obligations with banks, excluding current portion                                       --                   378,161
                                                                             ----------------          ----------------

Minority Interest                                                                       4,877                        --
                                                                             ----------------          ----------------

Stockholders' Equity:
   Class A common stock, $.0001 par value; 20,000,000
     shares authorized, 936,294 and 86,294 shares issued
     and outstanding at December 31, 2000 and 1999,
     respectively                                                                          94                         9
   Class B common stock, $.0001 par value; 2,000,000
     shares authorized; 1,700,000 shares issued and
     outstanding                                                                          170                       170
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                          --                        --
   Additional paid-in capital                                                       4,035,289                   529,444
   (Accumulated deficit) retained earnings                                         (1,510,400)                  377,752
   Accumulated other comprehensive
     income (loss)                                                                 (2,489,695)                 (492,607)
                                                                             ----------------          ----------------

         Total Stockholders' Equity                                                    35,458                   414,768
                                                                             ----------------          ----------------

                                                                             $      3,479,245          $      6,326,309
                                                                             ================          ================















The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

                     Years Ended December 31, 2000 and 1999

                                                                                   2000                      1999
                                                                             ----------------          ----------------
Revenues                                                                     $      4,370,953          $      5,598,354
Cost of Revenues                                                                    4,308,534                 3,807,789
                                                                             ----------------          ----------------

Gross Profit                                                                           62,419                 1,790,565

General and Administrative Expenses                                                 3,209,168                 1,572,512
                                                                             ----------------          ----------------

(Loss) Income from Operations                                                      (3,146,749)                  218,053
                                                                             ----------------          ----------------

Other Income (Expense):
   Other, net                                                                         287,321                   237,815
   Interest expense                                                                  (377,299)                 (440,216)
                                                                             ----------------          ----------------

                                                                                      (89,978)                 (202,401)
                                                                             ----------------          ----------------

Loss from Operations Before Minority Interest                                      (3,236,727)                   15,652
                                                                             ----------------          ----------------

Minority Interest                                                                      48,575                        --
                                                                             ----------------          ----------------

Net (Loss) Income                                                                  (3,188,152)                   15,652

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                         (1,997,088)                 (434,451)
                                                                             ----------------          ----------------

Comprehensive Income (Loss)                                                  $     (5,185,240)         $       (418,799)
                                                                             ================          ================


Net (Loss) Income Per Common Share - Basic                                   $          (1.32)         $           0.01
                                                                             ================          ================


Weighted Average Common Shares Outstanding - Basic                                  2,423,794                 1,763,088
                                                                             ================          ================














The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                          Class A      Class B     Additional  Retained Earnings  Accumulated Other      Total
                                          Common       Common       Paid-in      (Accumulated       Comprehensive    Stockholders'
                                           Stock        Stock       Capital         Deficit)        Income (Loss)       Equity
                                           -----        -----       -------    -----------------    -------------       ------
Balance at December 31, 1998            $        --  $       170  $   411,331     $ 1,662,100       $   (58,156)     $ 2,015,445

Issuance of common stock                          9           --      118,113              --                --          118,122

Net income                                       --           --           --          15,652                --           15,652

Declaration of dividend payable to
  stockholder                                    --           --           --      (1,300,000)               --       (1,300,000)

Foreign currency translation adjustment          --           --           --              --          (434,451)        (434,451)
                                        -----------  -----------  -----------     -----------       -----------      -----------

Balance at December 31, 1999                      9          170      529,444         377,752          (492,607)         414,768

Issuance of common stock
  (850,000 shares)                               85           --    3,505,845              --                --        3,505,930

Net loss                                         --           --           --      (3,188,152)               --       (3,188,152)

Rescission of dividend to stockholder            --           --           --       1,300,000                --        1,300,000

Foreign currency translation adjustment          --           --           --              --        (1,997,088)      (1,997,088)
                                        -----------  -----------  -----------     -----------       -----------      -----------

Balance at December 31, 2000            $        94  $       170  $ 4,035,289     $(1,510,400)      $(2,489,695)     $    35,458
                                        ===========  ===========  ===========     ===========       ===========      ===========





















The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2000 and 1999

                                                                                   2000                      1999
                                                                             ----------------          ----------------
Cash Flows from Operating Activities:
   Net (loss) income                                                         $     (3,188,152)         $         15,652
   Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Depreciation                                                                     232,750                   259,602
     Allowance for bad debts                                                        1,125,548                        --
     Effect of exchange rates on cash                                              (1,997,088)                 (434,451)
     Inventory reserves                                                               609,617                        --
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                                          537,084                   741,804
         Other receivables                                                            143,342                  (173,855)
         Inventory                                                                    (65,334)                  167,586
         Income taxes receivable                                                       50,933                   (67,891)
         Other current assets                                                         403,901                  (222,622)
       Increase (decrease) in:
         Accounts and notes payable                                                  (759,306)                  (37,787)
         Accrued expenses and other current liabilities                               146,566                  (188,501)
                                                                             ----------------          ----------------


Net Cash (Used in) Provided by Operating Activities                                (2,760,139)                   59,537
                                                                             ----------------          ----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                              (91,459)                  (27,780)
   Other assets, consisting primarily of deposits on
     property and equipment                                                          (478,393)               (1,039,534)
                                                                             ----------------          ----------------

Net Cash Used in Investing Activities                                                (569,852)               (1,067,314)
                                                                             ----------------          ----------------



















The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     Years Ended December 31, 2000 and 1999

                                                                                   2000                      1999
                                                                              ---------------          ----------------
Cash Flows from Financing Activities:
   Proceeds from public offering                                              $     3,505,930          $             --
   Net (repayments) proceeds under lines-of-credit                                  (258,355)                   668,155
   (Repayment) proceeds from bridge loans                                            (150,000)                  150,000
   Capitalized costs of public offering                                               303,496                  (185,374)
   Minority interest                                                                    4,877                        --
   Proceeds of long-term debt                                                              --                   519,640
   Payments of long-term debt                                                        (151,536)                 (178,512)
                                                                              ---------------          ----------------

Net Cash Provided by Financing Activities                                           3,254,412                   973,909
                                                                              ---------------          ----------------

Decrease in Cash and Cash Equivalents                                                 (75,579)                  (33,868)

Cash and Cash Equivalents - Beginning of Year                                         102,621                   136,489
                                                                              ---------------          ----------------

Cash and Cash Equivalents - End of Year                                       $        27,042          $        102,621
                                                                              ===============          ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                     $       377,299          $        389,808


Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection
     with public offering                                                                  --                   118,122
   Declaration (recission) of dividend payable
     to stockholder                                                                (1,300,000)                1,300,000


















The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Bio-Aqua Systems, Inc., (the "Company"), a Florida corporation, was incorporated in March 1999 as a holding company to acquire Tepual, S.A., a Chilean corporation. Tepual, S.A. is in the business of research and development and sales of vaccine products and production and control systems related to animal nutrition and health. The Company also sells, brokers and provides technical advice in the production of meals for feed used by the aqualculture, poultry and cattle farming industries. In addition, the Company acquired 75% of Krisel, S.A., in 2000, a fishing company operating in Uruguay.

         Basis of Presentation - In March 2000, the Company acquired 99.9% of the issued and outstanding common stock of Tepual, S.A., in exchange for 1,700,000 shares of the Company's Class B common stock simultaneous with the closing of the initial public offering of the Company's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Atik, S.A. ("Atik"), a Chilean corporation and Flagship Import Export LLC ("Flagship"), a Nevada limited liability company, purchased 1,699,900 shares of the Company's Class B common stock and, (ii) the Company then purchased Atik and Flagship's 99.9% interest in Tepual, S.A. At the completion of the transaction, Tepual, S.A. became a majority owned (99.9%) subsidiary of the Company. The substance of this transaction is an exchange of shares between the Company Atik and Flagship, which was accounted for by the pooling of interests method.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Bio-Aqua Systems, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rates used at December 31, 2000 and 1999, respectively, for assets and liabilities were 573.73 pesos to U.S. $1 and 530.07 pesos to U.S. $1. The weighted average exchange rate used for the years ended December 31, 2000 and 1999 for results of operations was 537.64 pesos to U.S. $1 and 515.08 pesos to U.S. $1, respectively. The effects of exchange rates are reflected as a separate component of stockholders' equity.

         Revenue Recognition - The Company earns revenues principally from the sale of different types of meals (fish, feather, and krill) used in the production of animal feed as well as its automatic fish meal processing control system. The Company performs research and develops vaccines and other types of meals for its customers. In the case of meal sales, revenue is recognized at the point of sale when goods are shipped to the Company's customers. Revenue associated with research and technical services are recognized when the services are performed.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Revenue from contracts to install automatic control devices in fisheries is recognized upon completion of the installation.

         Royalty income is included in other income and is recognized on the basis of terms specified in contractual agreements.

         Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

         Fair Values of Financial Instruments - The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate their carrying amounts at December 31, 2000 and 1999.

         Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. Significant portions of the Company's sales are to several large customers and, as such, the Company is directly affected by the well being of those customers.

         Accounts Receivable - Accounts receivable are shown net of an allowance for bad debts of $1,125,548 for the year ended December 31, 2000.

         Inventory - Inventory consists primarily of fish, feather and krill meal and is stated at the lower of cost or market. Cost is determined using the weighted average method (first-in, first-out). Inventory is shown net of an allowance for a lack of marketability of $609,617 for the year ended December 31, 2000.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets ranging from three to ten years.

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

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Research and development costs of approximately $289,000 and $672,000 for the years ending December 31, 2000 and 1999, respectively, are included in general and administrative expenses in the accompanying statements of operations.

         Income Taxes - The Company was not liable for U.S., Chilean or Uruguayan income taxes for the years ended December 31, 2000 and 1999. All losses and earnings were generated by the Chilean and Uruguayan subsidiaries and no earnings were repatriated into the United States. No deferred tax assets or liabilities with regard to the Chilean and Uruguayan operations have been provided, since management has provided a valuation allowance pertaining to deferred tax assets and additionally, believes no timing differences exist which would result in deferred tax liabilities.

         Foreign Operations - The Company is a holding company for foreign entities, operating in Chile and Uruguay. The potential for both economic and political change in the business environment in South America is different from that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in the business and political environments in the countries that the Company operates.

         Comprehensive Income (Loss) - During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, including but not limited to, foreign currency translation adjustments. The adoption of this statement had no impact on the Company's net income or the shareholders' equity. Total comprehensive income (loss) for 2000 and 1999, respectively, includes losses for cumulative translation adjustments of approximately $1,997,000 and $434,000.

         Advertising - The Company's policy is to expense advertising costs as the costs are incurred.

         Earnings (Loss) Per Common Share - Basic - Earnings (loss) per common share - basic is calculated using the weighted average number of common shares and dilutive potential common stock equivalents outstanding during the years ended December 31, 2000 and 1999, respectively. The number of shares used in the earnings
         (loss) per share computations were 2,423,794 and 1,763,088 at December 31, 2000 and 1999, respectively. Potential common stock equivalents, when included in the computation of dilutive earnings per share, were anti-dilutive and, therefore, are not components of earnings (loss) per share at December 31, 2000 and 1999.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Recent Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

         In February 1999, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the affect it will have on the Company's consolidated financial position and results of operations.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

         During the ordinary course of business, the Company sold product to companies affiliated by common ownership. As of December 31, 2000 approximately $143,000 in affiliated party receivables was included in accounts receivable and at December 31, 1999, $358,000 was included in accounts receivable in the accompanying consolidated balance sheets. The Company provided a reserve and an allowance for doubtful accounts for the entire amount of affiliated party receivables for the year ended December 31, 2000.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - INCOME TAXES

         For the year ended December 31, 2000, the Company incurred a large loss collectively in Chile and Uruguay, due to its operations and for the year ending December 31, 1999 the Company had no taxable income due to various credits and incentives. Therefore, no provision for income taxes was made. In addition, the Company made estimated income tax payments during those years, which will be refunded. The resulting receivable is included in current assets in the accompanying consolidated balance sheets.


NOTE 4 - OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31, :

                                                                        2000                       1999
                                                                  --------------            --------------
              Prepaid expenses                                    $        2,046            $      100,040
              Advances to suppliers                                           --                   246,300
              Bridge loan financing costs                                     --                    59,607
                                                                  --------------            --------------

                                                                  $        2,046            $      405,947
                                                                  ==============            ==============

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, :

                                                                        2000                       1999
                                                                 ----------------            ---------------

              Furniture and fixtures                             $        155,032            $       155,032
              Machinery and equipment                                   1,550,568                  1,536,188
              Buildings and improvements                                  315,132                    238,053
              Land                                                         39,511                     39,511
              Vehicles                                                     94,446                     94,446
              Other                                                        95,531                     95,531
                                                                 ----------------            ---------------

                                                                        2,250,220                  2,158,761

              Less accumulated depreciation                            (1,638,657)                (1,405,907)
                                                                 ----------------            ---------------

                                                                 $        611,563            $       752,854
                                                                 ================            ===============

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

         Depreciation expense was $232,750 and $259,602 for the years ended December 31, 2000 and 1999, respectively.


NOTE 6 - DEPOSITS ON PROPERTY AND EQUIPMENT

         In September 2000, the Company acquired 75% of Krisel, S.A. (utilizing an operating agreement held by Kelor Trading, Ltd.), a fishing company, that provides the krill that the Company sells. The Company had entered into an agreement with Kelor (which was subsequently transferred to Krisel) for the exclusive rights to krill products. Under this agreement, the Company agreed to lend up to $2 million, payable over 18 months at an interest rate of 13.5% in return for the exclusive rights to sell krill products and the right to perform certain research and development on board the fishing vessel that was being utilized. Interest income receivable of approximately $168,000 and $155,000 was recorded at December 31, 2000 and 1999, respectively and is included in other receivables in the accompanying consolidated balance sheets.

         In 2000, Krisel acquired the right to purchase the fishing vessel that it operated for $2,200,000. Advances previously passed through to the owner of the vessel by Krisel for exclusive rights to krill were treated as a deposit against the purchase price leaving a balance due of $207,000 in order for title to pass. If the Company fails to comply with the terms and conditions of the purchase, the Company will be charged a $500,000 penalty. The penalty, if incurred, will be deducted from the deposit paid toward the purchase. There is doubt that the Company will be able to raise the cash required to complete the purchase.

         Advances to Krisel, which were applied to the purchase of the vessel, had balances of approximately $1,993,000 as of December 31, 2000 and $1,564,000 as of December 31, 1999.


NOTE 7 - OBLIGATIONS  WITH BANKS

         Obligations with banks consist of the following at December 31, :

                                                                          2000                      1999
                                                                    ----------------          ----------------
              Lines-of-credit with monthly, semi-
               annual and annual maturity dates;
               interest rates ranging from 9% to
               13.8% APR.; collateralized by a
               personal guarantee from a stockholder
               and certain assets of the Company.
               Currency: Chilean Pesos and UF                       $      1,935,768          $      2,194,123
                                                                    ================          ================

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 7 - OBLIGATIONS  WITH BANKS (Continued)

         Long-term debt consists of the following at December 31, :

                                                                          2000                      1999
                                                                    ---------------           ---------------
              Note payable to bank with a maturity
               date of January 2005; collateralized
               by a personal guarantee from stockholder
               and certain assets of the Company,
               bearing interest at 13.7%.
               Currency: Chilean Pesos and UF                       $      307,368            $       458,904

              Less:  Current portion                                      (307,368)                   (80,743)
                                                                    --------------            ---------------

                                                                    $           --            $       378,161
                                                                    ==============            ===============

         The Company is currently in default on this note. The bank has demanded payment in full and the balance due on the note has been classified current.

         Interest rates on the above loans are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 2.5% - 3.2% (1.5% for the banks profit and an additional 1.0% - 1.7% based on the Bank's risk of the bank on loan). There are no covenants or restrictions imposed on the aforementioned obligations by banks.

         The UF (Unidad de Fomento) is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI).


NOTE 8 - NOTES PAYABLE

         Notes payable consist of various short-term loans bearing interest at rates ranging from 12% to 14% per annum. The notes are secured by approximately $274,000 of accounts receivable and shareholders' personal guarantees.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, :

                                                                        2000                       1999
                                                                 ---------------             --------------
              Employee related payables                          $       236,582             $      101,152
              Sales and other taxes payable                               18,123                     48,885
              Other                                                      102,998                     61,100
                                                                 ---------------             --------------

                                                                 $       357,703             $      211,137
                                                                 ===============             ==============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          Operating Leases - The Company leased various offices in Santiago, Chile pursuant to operating leases. Rent expense for the years ended December 31, 2000 and 1999 totaled approximately $68,000 and $114,000, respectively. Subsequent to December 31, 2000, the Company abandoned the operating leases and currently conducts its business from a residential property that it owns.

          Litigation - In December 2000, Guillermo Quiroz, the former Chief Financial Officer of the Company, filed an action in the Civil Court of Santiago, Chile for the payment of fees under an employment agreement. Mr. Quiroz is seeking damages in the amount of $180,000, which include both compensatory and punitive damages. The Company intends to defend this claim. As of the date of this report, the outcome of the claim cannot be predicted.

NOTE 11 - OTHER MATTERS

          Royalty Agreements - In June 1998, the Company entered into royalty agreements with R-Biopharm GMBH (Biopharm), a German company and was to provide Biopharm with technology that it possessed with respect to red-tide detection. Biopharm has not performed as anticipated and no payments have been received. The Company currently does not expect that the agreements will be honored and is considering its legal options.

          Issuance of Unregistered Securities and Bridge Loan - On March 18, 1999, the Company issued 100 shares of Class B common stock to Mr. Rutman, the president, chief executive officer and chairman of the board for par value, as promotional shares. In addition, the Company issued 51,000 shares of Class A common stock to another officer and director of the Company.

          In April and May 1999, the Company entered into several bridge loans totaling $150,000 with investors, which were used for short-term operations. These loans are evidenced by promissory notes bearing interest at 8% per year. The Company was obligated to repay these notes upon the earlier of (i) the closing date of the aforementioned initial public offering, or (ii) dates ranging from October 30, 1999 to January 15, 2001. As additional consideration, the investors received 35,294 shares of Class A common stock valued at $3 per share. Interest expense relating to these loans amounted to approximately $50,000 for the year ended December 31, 1999. Bridge loans were repaid in 2000.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 11 - OTHER MATTERS (Continued)

          Trademarks - In June 1999, the Company entered into an agreement to acquire the outstanding common stock of Profeed, Inc., an entity related through common control, upon completion of the initial public offering ("IPO"). Profeed's sole asset consisted of the Tepual and Inual trademarks and has had no activity since its inception. The Company purchased Profeed for $1,300,000. As of December 31, 1999, the Company owed this balance to a stockholder.

          As the above transaction is between related parties under common control, the assets were accounted for at historical cost, which were immaterial. Due to the related party nature of this transaction, the purchase price of $1,300,000 was recorded as a distribution from capital and a payable to the stockholder in the December 31, 1999 consolidated financial statements. As of December 31, 2000, the stockholder abandoned his right to the $1,300,000.

          Employment Agreements - In 1999, the Company entered into a three-year agreement with the Company's President and a two-year agreement with the Company's Chief Financial Officer. Commencing on March 29, 2000 and pursuant to the terms and conditions of the employment agreements, the President was to receive an initial annual base salary of $200,000 and the Chief Financial Officer was to receive an initial annual base salary of $100,000 (the date the Company's IPO became effective). In addition to the base salaries, the President was entitled to receive various incentives and other compensation amounting to $100,000 and the Chief Financial Officer was entitled to receive various incentives and other compensation amounting to $20,000. Due to the poor performance of the Company the employment agreements were not observed.

          Stock Option Plan - The Board of Directors of the Company and a majority of the Company's shareholders adopted a Stock Option Plan (the "Plan") during 1999. The Company was to reserve a small amount of shares of Class A common stock for issuance under the Plan. No options have been reserved or issued to date.


NOTE 12 - INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

          The Company operates predominantly in one industry segment in the production, research, and development of animal nutrition and vaccine products. During 2000 and 1999, sales to the top five customers amounted to approximately 57% and 65%, respectively, of total sales.

          Customers are worldwide, but primarily in South America, the United States, Asia, Europe and Australia. No single country or geographic region is significant to the overall operations of the Company. All the Company's assets are located within Chile and Uruguay.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 13 - GOING CONCERN

          The Company's main source of revenue is the sale and brokerage of krill and fish meal. The Company anticipated that these revenues would support the continuing scientific investigations and research activities that the Company pursued. After March 29, 2000, sales and brokerage business declined significantly affecting the Company's operating cash flows. In addition, the Company utilized essentially all of its available cash to pay certain of its outstanding debts, purchase research equipment and advance funds to one of its suppliers.

          The Company's economic situation deteriorated further due to its inability to raise additional funds and the non-performance of certain of its suppliers. As of December 31, 2000, the Company had recurring operating losses of $3.2 million and currency translation losses of $1,997,000. Based on this, there is substantial doubt about the Company's ability to continue as a going concern.


NOTE 14 - SUBSEQUENT EVENTS

          The company is currently exploring the possibility of divesting itself of its investments in Tepual, S.A. and subsidiaries in Chile and Uruguay to pursue more profitable endeavors.

          On February 28, 2001, David Mayer, a former Director of the Company, filed a complaint in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida for breach of contract in respect of consulting services provided. Mr. Mayer obtained a judgment and is seeking payment of approximately $175,000.