Form 10QSB
period 2001-03-31
BIO AQUA SYSTEMS INC
filed 2001-07-10
CIK 1089590

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

         ( )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number: 1-15046



                             BIO-AQUA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                                65-0926223
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

350 East Las Olas Boulevard, Suite 1700, Ft. Lauderdale, Florida   33301
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (011) (56-2) 444-3810


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        [X]                      No        [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, there were 940,000 shares of Class A Common Stock, par value $.0001 per share, and 1,700,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             BIO-AQUA SYSTEMS, INC.


                                      INDEX


Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                             BIO-AQUA SYSTEMS, INC.

                           Consolidated Balance Sheets

                                   (Unaudited)

                                   A S S E T S


                                                      March 31, 2001        December 31, 2000
                                                      --------------        -----------------
Current Assets:
   Cash and cash equivalents                            $   37,921               $   27,042
   Accounts receivable, net                                417,591                  577,238
   Other receivables                                        35,900                   99,595
   Inventory                                                50,000                   50,000
   Income taxes receivable                                  77,067                   69,189
   Other current assets                                      1,972                    2,046
                                                        ----------               ----------

         Total Current Assets                              620,451                  825,110

Property and Equipment, net                                589,849                  611,563

Other assets, consisting primarily of deposits
  on property and equipment                              2,108,685                2,042,572
                                                        ----------               ----------

                                                        $3,318,985               $3,479,245
                                                        ==========               ==========



























The accompanying notes are an integral part of these consolidated financial statements.

                            BIO-AQUA SYSTEMS, INC.

                                   (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             March 31, 2001          December 31, 2000
                                                                             --------------          -----------------

Current Liabilities:
   Accounts payable                                                           $   765,644                 $   786,516
   Lines-of-credit                                                              1,977,537                   1,935,768
   Current portion of long-term debt                                              297,069                     307,368
   Notes payable                                                                     --                        51,555
   Accrued expenses and other current liabilities                               1,060,545                     357,703
                                                                              -----------                 -----------

         Total Current Liabilities                                              4,100,795                   3,438,910
                                                                              -----------                 -----------

Minority Interest                                                                   4,877                       4,877
                                                                              -----------                 -----------

Stockholders' Equity:
   Class A common stock, $.0001 par value; 20,000,000
     shares authorized, 936,294 and 86,294 shares issued
     and outstanding at March 31, 2001 and December 31,
      2000, respectively                                                               94                          94
   Class B common stock, $.0001 par value; 2,000,000
     shares authorized; 1,700,000 shares issued and
     Outstanding                                                                      170                         170
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                    --                          --
   Additional paid-in capital                                                   4,035,289                   4,035,289
   Accumulated deficit                                                         (1,732,408)                 (1,510,400)
   Accumulated other comprehensive (loss)                                      (3,089,832)                 (2,489,695)
                                                                              -----------                 -----------

     Total Stockholders' Equity                                                  (786,687)                     35,458
                                                                              -----------                 -----------

                                                                              $ 3,318,985                 $ 3,479,245
                                                                              ===========                 ===========









The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

         Consolidated Statements of Operations and Comprehensive Income

                                   (Unaudited)



                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                       2001                        2000
                                                                                       ----                        ----
Revenues                                                                            $    91,357               $ 1,435,879
Cost of Operations                                                                       50,705                 1,060,479
                                                                                    -----------               -----------

Gross Profit                                                                             40,652                   375,400

General and Administrative Expenses                                                     203,735                   287,548
                                                                                    -----------               -----------

(Loss) Income from Operations                                                          (163,083)                   87,852
                                                                                    -----------               -----------

Other Income (Expenses):
  Other, net                                                                               --                      50,267
  Interest expense                                                                      (58,925)                  (69,035)
                                                                                    -----------               -----------

                                                                                        (58,925)                  (18,768)
                                                                                    -----------               -----------

(Loss) Income from Operations Before Minority Interest                                 (222,008)                   69,084

Minority Interest                                                                          --                        --
                                                                                    -----------               -----------

Net (Loss) Income                                                                      (222,008)                   69,084

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                             (600,137)                  (49,733)
                                                                                    -----------               -----------

Comprehensive Income (Loss)                                                         $  (822,145)              $    19,351
                                                                                    ===========               ===========


Net (Loss) Income Per Common Share - Basic                                          $      (.09)              $       .04
                                                                                    ===========               ===========

Weighted Average Common Shares
  Outstanding - Basic                                                                 2,640,000                 1,795,634
                                                                                    ===========               ===========












The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                 Consolidated Statements of Stockholders' Equity

                                   (Unaudited)




                                                                                                     Accumulated
                                            Class A       Class B      Additional                       Other         Total
                                            Common        Common         Paid-in    (Accumulated   Comprehensive   Stockholders'
                                            Stock          Stock         Capital      Deficit)      Income (Loss)     Equity
                                            -----          -----         -------      --------      -------------     ------

Balance at December 31, 2000              $        94   $       170   $ 4,035,289    $(1,510,400)   $(2,489,695)   $    35,458

Net Loss                                         --            --            --         (222,008)          --         (222,008)

Foreign currency translation adjustment          --            --            --             --         (600,137)      (600,137)
                                          -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2001                 $        94   $       170   $ 4,035,289    $(1,732,408)   $(3,089,832)   $  (786,687)
                                          ===========   ===========   ===========    ===========    ===========    ===========



































The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                  2001                        2000
                                                                                  ----                        ----
Cash Flows from Operating Activities:
   Net (loss) income                                                              $(222,008)             $  69,084
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                   21,714                 65,216
     Effect of exchange rates on cash                                              (600,137)               (49,733)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                   159,647               (239,195)
         Other receivables                                                           63,695                 54,303
         Inventory                                                                     --                  (15,876)
         Income taxes receivable                                                     (7,878)               (31,943)
         Other current assets                                                            74                 93,267
         Other assets                                                                  --                 (293,116)
       Increase (decrease) in:
         Accounts payable and notes payable                                         (72,427)               303,507
         Accrued expenses and other current liabilities                             702,842                   --
                                                                                  ---------              ---------

Net Cash Provided by (Used in) Operating Activities                                  45,522                (44,486)
                                                                                  ---------              ---------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                               --                  (55,789)
   Other assets, consisting primarily of deposits
     on property and equipment                                                      (66,113)                  --
                                                                                  ---------              ---------

Net Cash Used in Investing Activities                                               (66,113)               (55,789)
                                                                                  ---------              ---------























The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                    2001                        2000
                                                                                    ----                        ----
Cash Flows from Financing Activities:
   Net proceeds (repayments) of notes payable to vendors                         $      --                 $   116,054
   Payment of underwriting discounts                                                    --                    (552,500)
   Payment of offering costs                                                            --                    (191,570)
   Net proceeds from lines-of-credit                                                  41,769                    55,947
   Net proceeds (repayments) to related parties                                         --                      24,681
   Proceeds from public offering                                                        --                   4,250,000
   Payments on, proceeds from long-term debt                                         (10,299)                   25,559
                                                                                 -----------               -----------

Net Cash Provided by Financing Activities                                             31,470                 3,728,171
                                                                                 -----------               -----------

Increase in Cash and Cash Equivalents                                                 10,879                 3,627,896

Cash and Cash Equivalents - Beginning of Period                                       27,042                   102,621
                                                                                 -----------               -----------

Cash and Cash Equivalents - End of Period                                        $    37,921               $ 3,730,517
                                                                                 ===========               ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                      $    58,925               $    69,035


























The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to March 31, 2001 and 2000






NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Bio-Aqua Systems, Inc., (the "Company"), a Florida corporation, was incorporated in March 2000 as a holding company to acquire Tepual, S.A., a Chilean corporation. Tepual, S.A. is in the business of research and development and sales of vaccine products and production and control systems related to animal nutrition and health. The Company also sells, brokers and provides technical advice in the production of meals for feed used by the aqualculture, poultry and cattle farming industries. In addition, the Company acquired 75% of Krisel, S.A., in 2001, a fishing company operating in Uruguay.

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

         Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in the Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rates used at March 31, 2001 and December 31, 2000, respectively, for assets and liabilities were 595.24 pesos to U.S. $1 and 573.73 pesos to U.S. $1. The weighted average exchange rate used for the three months ended March 31, 2001 and 2000 for results of operations was 552.49 pesos to U.S. $1 and
         519.78 pesos to U.S. $1, respectively. The effects of exchange rates are reflected as a separate component of stockholders' equity.

                             BIO-AQUA SYSTEMS, INC.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,640,000 for the three months ended March 31, 2001 and 1,795,634 for the three months ended March 31, 2000 giving effect to common stock equivalents, none of which existed in the aforementioned periods.

                             BIO-AQUA SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS




GENERAL

Management's discussion and analysis contains various "forward looking statements". Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the use of negative or other variations of comparable terminology.

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


OVERVIEW

We have generated substantially all of our revenues from the sale of certain products such as fish meal, feather meal and krill meal which we purchase from third parties for resale under our own brand to our customers throughout the world. Due to lack of working capital we have suspended our business operations and research and development projects.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Results of Operations
---------------------

Gross revenues for the three months ended March 31, 2001 decreased by $1,344,522 when compared to the three months ended March 31, 2000 from $1,435,879 to $91,357 due the economic deterioration we have experienced over the past 12 months and our inability to raise additional capital for operations. We have suspended our business operations.

Cost of operations for the three months ended March 31, 2001, decreased when compared to the three months ended March 31, 2000 from $1,060,479 to $50,705, as a result of the decrease and suspension of our business operations.

General and administrative expenses decreased by $83,813 from $287,548 to $203,735 for the three months ended March 31, 2001 when compared to the same period during 2000, due to the drastic reduction in our operations.

                             BIO-AQUA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (Continued)

Other income (expenses) increased from a loss of $18,768 for the three months ended March 31, 2000 to a loss of $58,925 for the three months ended March 31, 2001, an increased loss of $40,157 due to less interest income and other income for the current quarter.

Our loss for the three months ended March 31, 2001 increased by $291,092, from income of $69,084 for the three months ended March 31, 2000 to a loss of $222,008 for the same period in 2001, due to the reasons previously explained.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the accounts receivable decreased by $159,647 when compared to December 31, 2000, from $577,238 to $417,591. The decrease in receivables was due to collections of outstanding receivables and decreasing sales.

Other receivables decreased to $35,900 at March 31, 2001 from $99,595 at December 31, 2000. This decrease of $63,695 was a result of the collection of some of these receivables.

Income taxes receivable increased to $77,067 at March 31, 2001 from $69,189 at December 31, 2000, an increase of $7,878 due to the recovery of certain IVA taxes.

Accounts payable, accrued expenses and other liabilities, increased by $681,970 from $1,144,219 at December 31, 2000 to $1,826,189 at March 31, 2001 due to the
economic deterioration.

Effective March 31, 2001, we issued options under our employee stock option plan to purchase an aggregate of 300,000 shares of our common stock. These options are exercisable at $1.50 per share. The options were issued to several employees of our company.

Because of the lack of working capital, we have suspended our operations.

                             BIO-AQUA SYSTEMS, INC.


Part II: Other Information


ITEM 1:  Legal Proceedings

         In December 2000, Guillermo Quiroz, our former chief financial officer, filed an action in the Civil Court of Santiago, Chile for the payment of fees under an employment agreement we had entered into with Mr. Quiroz. Mr. Quiroz is seeking damages in the amount of $180,000 which include both compensatory and punitive damages. We intend to defend this claim. As of the date of this report, we cannot predict the outcome of this claim.

         On February 28, 2001, David Mayer, a former director of our company, filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida for breach of contract in respect of consulting services provided by Mr. Mayer. Mr. Mayer is seeking the payment of approximately $175,000 and has obtained a judgment in the amount of $175,000.

         As of March 31, 2001, Tepual S.A., our 99% owned subsidiary, had long term debt which included a note payable to Banco do Brazil exceeding $300,000. This note is collateralized by personal guaranty from our principal shareholder and certain assets of our company. Tepual is currently in default on this note and Banco do Brazil has demanded payment in full.


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

                 None

           (b)   Reports on Form 8-K

                 None

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.


                                            BIO-AQUA SYSTEMS, INC.


                                            By: /s/ Max Rutman
                                                --------------------------------
                                                     Max Rutman, President
                                                     and Chief Executive Officer



DATED:  July 9, 2001