Form 10QSB
period 2001-06-30
BIO AQUA SYSTEMS INC
filed 2001-08-20
CIK 1089590

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes       [ X ]                    No       [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, there were 936,294 shares of Class A Common Stock, par value $.0001 per share, and 1,700,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX






Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       June 30, 2001 and December 31, 2000


                                   A S S E T S


                                                                              June 30, 2001         December 31, 2000
                                                                          -----------------         -----------------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                              $          13,907          $         27,042
   Accounts receivable, net                                                         360,137                   577,238
   Other receivables                                                                163,220                    99,595
   Inventory                                                                         50,000                    50,000
   Income taxes receivable                                                           74,334                    69,189
   Other current assets                                                                  --                     2,046
                                                                          -----------------          ----------------

         Total Current Assets                                                       661,598                   825,110

Property and Equipment, net                                                         549,254                   611,563

Other assets, consisting primarily of deposits
  on property and equipment                                                       1,987,006                 2,042,572
                                                                          -----------------          ----------------

                                                                          $       3,197,858          $      3,479,245
                                                                          =================          ================







The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                       June 30, 2001 and December 31, 2000




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              June 30, 2001           December 31, 2000
                                                                            -----------------         -----------------
                                                                               (Unaudited)
Current Liabilities:
   Accounts payable                                                         $       1,512,350          $        786,516
   Lines-of-credit                                                                  2,012,003                 1,935,768
   Current portion of long-term debt                                                  275,396                   307,368
   Notes payable                                                                           --                    51,555
   Accrued expenses and other current liabilities                                     374,053                   357,703
                                                                            -----------------          ----------------

         Total Current Liabilities                                                  4,173,802                 3,438,910
                                                                            -----------------          ----------------

Minority Interest                                                                       4,877                     4,877
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock, $.0001 par value;
     20,000,000 shares authorized, 936,294
     shares issued and outstanding at March 31, 2001 and
     December 31, 2000                                                                     94                        94
   Class B common stock, $.0001 par value; 2,000,000
     shares authorized; 1,700,000 shares issued and
     outstanding                                                                          170                       170
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                          --                        --
   Additional paid-in capital                                                       4,035,289                 4,035,289
   Accumulated deficit                                                             (1,828,068)               (1,510,400)
   Accumulated other comprehensive (loss)                                          (3,188,306)               (2,489,695)
                                                                            -----------------          ----------------

     Total Stockholders' Equity                                                      (980,821)                   35,458
                                                                            -----------------          ----------------

                                                                            $       3,197,858          $      3,479,245
                                                                            =================          ================



The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                    Three Months Ended June 30, 2001 and 2000

                                                                                  2001                         2000
                                                                            ----------------            -----------------
Revenues                                                                    $         19,417            $       1,969,501
Cost of Operations                                                                    (1,059)                   1,511,433
                                                                            ----------------            -----------------

Gross Profit                                                                          20,476                      458,068

General and Administrative Expenses                                                   58,077                      608,915
                                                                            ----------------            -----------------

Loss from Operations                                                                 (37,601)                    (150,847)
                                                                            ----------------            -----------------

Other Income (Expenses):
  Other, net                                                                              --                      (43,000)
  Interest expense                                                                   (58,059)                    (131,886)
                                                                            ----------------            -----------------

                                                                                     (58,059)                    (174,886)
                                                                            ----------------            -----------------

Net Loss                                                                             (95,660)                    (325,733)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                           (98,474)                     (49,733)
                                                                            ----------------            -----------------

Comprehensive Income (Loss)                                                 $       (194,134)           $        (375,466)
                                                                            ================            =================


Net Loss Per Common Share - Basic                                           $           (.04)           $            (.11)
                                                                            ================            =================

Weighted Average Common Shares
  Outstanding - Basic                                                              2,636,294                    2,636,294
                                                                            ================            =================

The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                     Six Months Ended June 30, 2001 and 2000



                                                                                  2001                         2000
                                                                            ----------------            -----------------
Revenues                                                                    $        110,774            $       3,405,380
Cost of Operations                                                                    49,646                    2,571,912
                                                                            ----------------            -----------------

Gross Profit                                                                          61,128                      833,468

General and Administrative Expenses                                                  261,812                      896,462
                                                                            ----------------            -----------------

Loss from Operations                                                                (200,684)                     (62,994)
                                                                            ----------------            -----------------

Other Income (Expenses):
  Other, net                                                                              --                        7,267
  Interest expense                                                                  (116,984)                    (200,921)
                                                                            ----------------            -----------------

                                                                                    (116,984)                    (193,654)
                                                                            ----------------            -----------------

Net Loss                                                                            (317,668)                    (256,648)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                          (698,611)                    (676,817)
                                                                            ----------------            -----------------

Comprehensive Loss                                                          $     (1,016,279)           $        (933,465)
                                                                            ================            =================


Net Loss Per Common Share - Basic                                           $           (.12)           $            (.11)
                                                                            ================            =================

Weighted Average Common Shares
  Outstanding - Basic                                                              2,636,294                    2,215,000
                                                                            ================            =================



The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                         Six Months Ended June 30, 2001


                                                                                                                    Accumulated
                                         Class A      Class B      Additional                         Other            Total
                                         Common       Common        Paid-in      (Accumulated     Comprehensive    Stockholders'
                                          Stock        Stock        Capital         Deficit)      Income (Loss)        Equity
                                      -----------  ------------  -------------  --------------  ---------------   --------------
Balance at December 31, 2000          $        94  $        170  $   4,035,289  $   (1,510,400) $    (2,489,695)  $       35,458

Net Loss (Unaudited)                           --            --             --        (317,668)              --         (317,668)

Foreign currency translation
 adjustment (unaudited)                        --            --             --              --         (698,611)        (698,611)
                                      -----------  ------------  -------------  --------------  ---------------   --------------


Balance at June 30, 2001 (unaudited)  $        94  $        170  $   4,035,289  $   (1,828,068) $    (3,188,306)  $     (980,821)
                                      ===========  ============  =============  ==============  ===============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                     Six Months Ended June 30, 2001 and 2000


                                                                                  2001                        2000
                                                                            ----------------            ---------------
Cash Flows from Operating Activities:
   Net loss                                                                 $       (317,668)           $       (256,648)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                    62,309                     128,546
     Effect of exchange rates on cash                                               (698,611)                   (676,817)
     Allowance for bad debt                                                               --                      98,285
     Loss on disposal of fixed assets                                                     --                      18,740
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                    217,101                     149,758
         Other receivables                                                           (63,625)                   (346,654)
         Inventory                                                                        --                     214,481
         Income taxes receivable                                                      (5,145)                     19,598
         Other current assets                                                          2,046                    (256,079)
         Due from suppliers                                                               --                    (499,720)
         Intangibles                                                                      --                      (1,431)
       Increase (decrease) in:
         Accounts payable and notes payable                                          674,279                     (68,091)
         Accrued expenses and other current liabilities                               16,350                          --
                                                                            ----------------            ----------------

Net Cash Used in Operating Activities                                               (112,964)                 (1,476,032)
                                                                            ----------------            ----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                  --                     (47,510)
   Other assets, consisting primarily of deposits
     on property and equipment                                                        55,566                          --
                                                                            ----------------            ----------------

Net Cash Provided by (Used in) Investing Activities                                   55,566                     (47,510)
                                                                            ----------------            ----------------



The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                     Six Months Ended June 30, 2001 and 2000




                                                                                  2001                        2000
                                                                            ----------------          ------------------
Cash Flows from Financing Activities:
   Net proceeds (repayments) of notes payable to vendors                    $             --          $         (202,110)
   Payment of underwriting discounts                                                      --                    (552,500)
   Payment of offering costs                                                              --                     (50,314)
   Net  proceeds (repayments) from lines-of-credit                                    76,235                    (548,160)
   Net proceeds (repayments) to related parties                                           --                     128,039
   Proceeds from public offering                                                          --                   4,250,000
   Repayment due to stockholder                                                           --                    (400,000)
   Payments on, proceeds from long-term debt                                         (31,972)                         --
   Payments on capital leases                                                             --                     (63,514)
                                                                            ----------------          ------------------

Net Cash Provided by Financing Activities                                             44,263                   2,561,441
                                                                            ----------------          ------------------

(Decrease) increase in Cash and Cash Equivalents                                     (13,135)                  1,037,899

Cash and Cash Equivalents - Beginning of Period                                       27,042                     102,621
                                                                            ----------------          ------------------

Cash and Cash Equivalents - End of Period                                   $         13,907          $        1,140,520
                                                                            ================          ==================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $        116,984          $          200,921




The accompanying notes are an integral part of these consolidated financial statements.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to June 30, 2001 and 2000




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

         Basis of Presentation - In March 2000, the Company acquired 99.9% of the issued and outstanding common stock of Tepual, S.A., in exchange for 1,700,000 shares of the Company's Class B common stock simultaneous with the closing of the initial public offering of the Company's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Atik, S.A. ("Atik"), a Chilean corporation and Flagship Import Export LLC ("Flagship"), a Nevada limited liability company, purchased 1,699,900 shares of the Company's Class B common stock and, (ii) the Company then purchased Atik's and Flagship's 99.9% interest in Tepual, S.A. At the completion of the transaction, Tepual, S.A. became a majority owned (99.9%) subsidiary of the Company. The substance of this transaction is an exchange of shares between the Company Atik and Flagship, which was accounted for by the pooling of interests method.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Bio-Aqua Systems, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in the Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rates used at June 30, 2001 and December 31, 2000, respectively, for assets and liabilities were 631.71 pesos to U.S. $1 and 573.73 pesos to U.S. $1. The weighted average exchange rate used for the six months ended March 31, 2001 and 2000 for results of operations was 574.71 pesos to U.S. $1 and
         519.78 pesos to U.S. $1, respectively. The effects of exchange rates are reflected as a separate component of stockholders' equity.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,636,294 for the six months ended June 30, 2001 and 2,215,000 for the six months ended June 30, 2000 giving effect to common stock equivalents, none of which existed in the aforementioned periods.


NOTE 2 - SHARE EXCHANGE AGREEMENT

         In July 2001 the Company entered into a definitive share exchange agreement to acquire from New Dragon Asia Food Limited ("New Dragon") controlling interests in four sino-foreign joint ventures and several subsidiaries (the "Joint Ventures and Subsidiaries") in consideration for 37,890,857 shares of common stock (representing 93% of the voting stock) to be issued to New Dragon. The agreement is subject to certain conditions precedent, including the approval of a majority of the shareholders of the Company.

         The Joint Ventures and Subsidiaries are engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China and market their products under the "Long Feng" brand name. For the year ended December 25, 2000, the aggregate sales of the Joint Ventures and Subsidiaries were approximately $31,532,000 with a net income of $3,549,000 (based upon an exchange ratio of US$ 1.00 to RMB 8.3).

         In connection with the share exchange, the stock in Tepual S.A., through which the historical business of the Company was conducted, will be transferred by the Company to Max Rutman, the President and Chairman of the Company, who will resign from those positions upon the effectiveness of the share exchange.


NOTE 3 - EXCHANGE DELISTING PROCEEDINGS

         On July 17, 2001, the Company received notice from the American Stock Exchange Staff indicating that the Company no longer complies with the American Stock Exchange's continued listing guidelines as set forth in the American Stock Exchange Company Guide and that Bio-Aqua's securities are subject to being delisted. The Company has appealed the determination made by the American Stock Exchange and has requested a hearing in order to argue against the delisting.

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


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Results of Operations
---------------------

Gross revenues for the six months ended June 30, 2001 decreased by $3,294,606 when compared to the six months ended June 30, 2000 from $3,405,380 to $110,774 due to the economic deterioration we experienced over the past 12 months and the suspension of our business operations.

Cost of operations for the six months ended June 30, 2001, decreased when compared to the six months ended June 30, 2000 from $2,571,912 to $49,646, as a result of the decrease and suspension of our business operations.

General and administrative expenses decreased by $634,650 from $896,462 to $261,812 for the six months ended June 30, 2001 when compared to the same period during 2000, due to the suspension of our business operations.

Interest expense decreased from $200,921 for the six months ended June 30, 2000 to $116,984 for the six months ended June 30, 2001 due to a decrease in the average balance of the outstanding debt.

                     BIO-AQUA SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 (Continued)

Our loss for the six months ended June 30, 2001 increased by $61,020 from a loss of $256,648 for the six months ended June 30, 2000 due to the reasons previously explained.

Liquidity and Capital Resources

At June 30, 2001, the accounts receivable decreased by $217,101 when compared to December 31, 2000, from $577,238 to $360,137. The decrease in receivables was due to collections of outstanding receivables and decreasing sales.

Other receivables increased to $163,220 at June 30, 2001 from $99,595 at December 31, 2000.

Income taxes receivable increased to $74,334 at June 30, 2001 from $69,189 at December 31, 2000, an increase of $5,145 due to the recovery of certain IVA taxes.

Accounts payable, accrued expenses and other liabilities, increased by $742,184 from $1,144,219 at December 31, 2000 to $1,886,403 at June 30, 2001 due to the
economic deterioration and our inability to pay our outstanding obligations.

Because of lack of working capital, we have suspended our operations.

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

         As of March 31, 2001, our long term debt included a note payable to Banco do Brazil exceeding $300,000. This note is collateralized by personal guaranty from our principal shareholder and certain assets of our company. We are currently in default on this note and Banco do Brazil has demanded payment in full.


ITEM 2:  Changes in Securities and Use of Proceeds
         None


ITEM 3:  Defaults upon Senior Securities
         None


ITEM 4:  Submission of Matters to a vote of Securities Holders
         None


ITEM 5:  Other Information

         Share Exchange
         --------------

         In July 2001 we entered into a definitive share exchange agreement to acquire from New Dragon Asia Food Limited ("New Dragon") controlling interests in four sino-foreign joint ventures and several subsidiaries (the "Joint Ventures and Subsidiaries") in consideration for 37,890,857 shares of common stock (representing 93% of the voting stock) to be issued to New Dragon. The agreement is subject to certain conditions precedent, including the approval of a majority of our shareholders.

         The Joint Ventures and Subsidiaries are engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China and market their products under the "Long Feng" brand name. For the year ended December 25, 2000, the aggregate sales of the Joint Ventures and Subsidiaries were approximately $31,532,000 with a net income of $3,549,000 (based upon an exchange ratio of US$ 1.00 to RMB 8.3).

         In connection with the share exchange, the stock in Tepual S.A., through which our historical business has been conducted, will be transferred to Max Rutman, our president and chairman. Mr. Rutman will resign from those positions upon the effectiveness of the share exchange.

         Delisting Notice
         ----------------

         On July 17, 2001, we received notice from the American Stock Exchange Staff indicating that our company no longer complies with the American Stock Exchange's continued listing guidelines as set forth in the American Stock Exchange Company Guide and that Bio-Aqua's securities are subject to being delisted. We have appealed the determination made by the American Stock Exchange and has requested a hearing in order to argue against the delisting.

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



DATED:        August 20, 2001