Form 10QSB
period 2001-09-30
BIO AQUA SYSTEMS INC
filed 2001-11-15
CIK 1089590

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:


                             BIO-AQUA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                           65-0926223
--------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                           Identification No.)

350 E. Las Olas Blvd., Suite 1700, Ft. Lauderdale, Florida          33301
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (954) 766-7879

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        [X]        No        [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, there were 1,048,794 shares of Class A Common Stock, par value $.0001 per share, and 1,700,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             BIO-AQUA SYSTEMS, INC.


                                      INDEX






Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                             BIO-AQUA SYSTEMS, INC.

                           Consolidated Balance Sheets

                    September 30, 2001 and December 31, 2000




                                   A S S E T S


                                                                 September 30, 2001          December 31, 2000
                                                                 ------------------          -----------------
                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                                     $               --          $          27,042
   Accounts receivable, net                                                      --                    577,238
   Other receivables                                                             --                     99,595
   Inventory                                                                     --                     50,000
   Income taxes receivable                                                       --                     69,189
   Other current assets                                                          --                      2,046
                                                                 ------------------          -----------------

         Total Current Assets                                                    --                    825,110

Property and Equipment, net                                                      --                    611,563

Other assets, consisting primarily of deposits
  on property and equipment                                                      --                  2,042,572
                                                                 ------------------          -----------------

                                                                 $               --          $       3,479,245
                                                                 ==================          =================












The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                    September 30, 2001 and December 31, 2000




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30, 2001          December 31, 2000
                                                                 ------------------          -----------------
                                                                    (Unaudited)
Current Liabilities:
   Accounts payable                                              $               --          $         786,516
   Lines-of-credit                                                               --                  1,935,768
   Current portion of long-term debt                                             --                    307,368
   Notes payable                                                                 --                     51,555
   Accrued expenses and other current liabilities                                --                    357,703
                                                                 ------------------          -----------------

         Total Current Liabilities                                               --                  3,438,910
                                                                 ------------------          -----------------

Minority Interest                                                                --                      4,877
                                                                 ------------------          -----------------

Stockholders' Equity:
   Class A common stock, $.0001 par value;
     20,000,000 shares authorized, 1,048,794 shares
     issued and outstanding at March 31, 2001 and
     December 31, 2000                                                          105                         94
   Class B common stock, $.0001 par value; 2,000,000
     shares authorized; 1,700,000 shares issued and
     outstanding                                                                170                        170
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                --                         --
   Additional paid-in capital                                             4,035,278                  4,035,289
   Accumulated deficit                                                   (4,035,553)                (1,510,400)
   Accumulated other comprehensive (loss)                                        --                 (2,489,695)
                                                                 ------------------          -----------------

     Total Stockholders' Equity                                                  --                     35,458
                                                                 ------------------          -----------------

                                                                 $               --          $       3,479,245
                                                                 ==================          =================






The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                  Nine Months Ended September 30, 2001 and 2000


                                                                              2001                         2000
                                                                         --------------                --------------
Revenues                                                                 $      110,774                $    3,693,859
Cost of Operations                                                               49,646                     2,694,188
                                                                         --------------                --------------

Gross Profit                                                                     61,128                       999,671

General and Administrative Expenses                                             411,812                       946,794
                                                                         --------------                --------------

Loss from Operations                                                           (350,684)                       52,877
                                                                         --------------                --------------

Other Income (Expenses):
  Other, net                                                                         --                        55,714
  Interest expense                                                             (116,984)                     (254,704)
                                                                         --------------                --------------

                                                                               (116,984)                     (198,990)
                                                                         --------------                --------------

Net Loss                                                                       (467,668)                     (146,113)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                           --                    (1,020,233)
                                                                         --------------                --------------

Comprehensive Loss                                                       $     (467,668)               $   (1,166,346)
                                                                         ==============                ==============


Net Loss Per Common Share - Basic                                        $         (.17)               $         (.07)
                                                                         ==============                ==============

Weighted Average Common Shares
  Outstanding - Basic                                                         2,673,794                     2,215,000
                                                                         ==============                ==============






The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                      Nine Months Ended September 30, 2001


                                                                                                      Accumulated
                                        Class A      Class B      Additional                          Other            Total
                                        Common       Common         Paid-in      (Accumulated     Comprehensive    Stockholders'
                                         Stock        Stock         Capital        Deficit)       Income (Loss)        Equity
                                     -----------  ------------  -------------  --------------   ---------------  --------------
Balance at December 31, 2000         $        94  $        170  $   4,035,289  $   (1,510,400)  $    (2,489,695) $       35,458

Net Loss (Unaudited)                          --            --             --        (467,668)               --        (467,668)

Issuance of common stock (unaudited)          11            --            (11)             --                --              --

Cessation of Operations (Unaudited)           --            --             --         432,210                --         432,210

Foreign currency translation
 adjustment  (unaudited)                      --            --             --      (2,489,695)        2,489,695              --
                                     -----------  ------------  -------------  --------------   ---------------  --------------

Balance at September 30, 2001
  (unaudited)                        $       105  $        170  $   4,035,278  $   (4,035,553)  $            --  $           --
                                     ===========  ============  =============  ==============   ===============  ==============
























The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                  Nine Months Ended September 30, 2001 and 2000




                                                                                2001                        2000
                                                                          ---------------              ---------------
Cash Flows from Operating Activities:
   Net loss                                                               $      (467,668)             $      (146,113)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                     --                      245,644
     Effect of exchange rates on cash                                                  --                   (1,020,233)
     Allowance for bad debt                                                            --                       20,000
     Minority interest                                                             (4,877)                      33,706
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                 577,238                      274,599
         Other receivables                                                         99,595                   (1,235,083)
         Inventory                                                                 50,000                       25,856
         Income taxes receivable                                                   69,189                           --
         Other current assets                                                       2,046                      320,924
         Due from suppliers                                                            --                           --
         Intangibles                                                                   --                      (28,586)
       Increase (decrease) in:
         Accounts payable and notes payable                                      (144,862)                     480,218
         Accrued expenses and other current liabilities                          (357,703)                          --
                                                                          ---------------              ---------------

Net Cash Used in Operating Activities                                            (177,042)                  (1,029,068)
                                                                          ---------------              ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                               --                      (73,303)
   Other assets, consisting primarily of deposits
     on property and equipment                                                         --                     (861,218)
                                                                          ---------------              ---------------

Net Cash Provided by (Used in) Investing Activities                                    --                     (934,521)
                                                                          ---------------              ---------------






The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                                   (Unaudited)

                  Nine Months Ended September 30, 2001 and 2000




                                                                                  2001                        2000
                                                                            ----------------            ----------------
Cash Flows from Financing Activities:
   Net proceeds (repayments) of notes payable to vendors                    $                           $             --
   Payment of underwriting discounts                                                      --                    (552,500)
   Payment of offering costs                                                              --                    (379,362)
   Net repayments of lines-of-credit                                                      --                    (427,324)
   Proceeds from public offering                                                          --                   4,250,000
   Proceeds (repayment) of bridge loan                                               150,000                    (150,000)
   Payments of long-term debt                                                             --                    (805,233)
                                                                            ----------------            ----------------

Net Cash Provided by Financing Activities                                            150,000                   1,935,581
                                                                            ----------------            ----------------

(Decrease) increase in Cash and Cash Equivalents                                     (27,042)                    (28,008)

Cash and Cash Equivalents - Beginning of Period                                       27,042                     102,621
                                                                            ----------------            ----------------

Cash and Cash Equivalents - End of Period                                   $             --            $         74,613
                                                                            ================            ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $             --            $        254,704

Supplemental Disclosures of Non-Cash Activities
 Investing and Financing Activities:
   Abandonment of deposits on property and equipment                              (2,042,572)                         --
   Abandonment of property and equipment, net                                       (611,563)                         --
   Default on lines-of-credit and mortgage payable                                 2,243,136                          --
   Default on accounts payable and accrued expenses                                  410,999                          --


















The accompanying notes are an integral part of these consolidated financial statements.

                             BIO-AQUA SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

             (Unaudited) With Respect to September 30, 2001 and 2000



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

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,636,294 for the nine months ended September 30, 2001 and 2,215,000 for the nine months ended September 30, 2000 giving effect to common stock equivalents, none of which existed in the aforementioned periods.

                             BIO-AQUA SYSTEMS, INC.

NOTE 2 - SHARE EXCHANGE AGREEMENT

         The Company has entered into a share exchange agreement to acquire from New Dragon Asia Food Limited ("New Dragon") controlling interests in four sino-foreign joint ventures (the "Joint Ventures") in consideration for approximately 37,048,263 shares of common stock (representing 93% of the voting stock) to be issued to New Dragon and its assignees. On November 5, 2001 the agreement was approved by a majority of the shareholders of Bio Aqua Systems, Inc.

         While the Share Exchange and other matters were approved by the shareholders of the Company on November 5, 2001, the closing of the transaction is dependent upon a final determination by the American Stock Exchange anticipated to be made on November 15, 2001.

         The Joint Ventures are engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China and market their products under the "Long Feng" brand name. For the year ended December 25, 2000, the aggregate sales of the Joint Ventures were approximately 261,820,000 RMB ($31,564,000 based upon an exchange ratio of US$ 1.00 to RMB 8.3) with a net income of 30,844,000 RMB ($3,716,144).

         In connection with the share exchange, the Company's subsidiaries (through which the historical business of the Company was conducted) will be transferred by the Company to Max Rutman, the President and Chairman of the Company. Mr. Rutman will resign from those positions upon the effective date of the share exchange.


NOTE 3 - EXCHANGE DELISTING PROCEEDINGS

         On July 17, 2001, Bio-Aqua received notice from the American Stock Exchange Staff indicating that Bio-Aqua no longer complies with the American Stock Exchange's continued listing guidelines as set forth in the American Stock Exchange Company Guide and that Bio-Aqua's securities are subject to being delisted. Bio-Aqua has appealed the determination made by the American Stock Exchange and has requested a hearing in order to argue against the delisting. A hearing is scheduled for November 15, 2001 to determine if Bio-Aqua, giving effect to the proposed transaction with New Dragon, meets the initial listing guidelines of Amex. No assurance is made that Bio-Aqua will meet initial listing guidelines.


NOTE 4 - OPERATIONS OF CHILEAN SUBSIDIARIES

         For the quarter ended September 30, 2001, the Company had ceased materially all operations. During the quarter ended September 30, 2001 approximately $150,000 of expenses were incurred on professional fees relating to the share exchange agreement explained in Note 2 and required filings with the Securities and Exchange Commission.

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


OVERVIEW

We historically generated substantially all of our revenues from the sale of certain products such as fish meal, feather meal and krill meal which we purchase from third parties for resale under our own brand to our customers throughout the world. Due to lack of working capital we have suspended our business operations and research and development projects.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Results of Operations
---------------------

Gross revenues for the nine months ended September 30, 2001 decreased by $3,294,606 when compared to the nine months ended September 30, 2000 from $3,405,380 to $110,774 due to the economic deterioration we experienced over the past 12 months and the suspension of our business operations.

Cost of operations for the nine months ended September 30, 2001, decreased when compared to the nine months ended September 30, 2000 from $2,694,188 to $49,646, as a result of the decrease and suspension of our business operations.

General and administrative expenses decreased from $946,794 to $411,812 for the nine months ended September 30, 2001 when compared to the same period during 2000, due to the suspension of our business operations.

Interest expense decreased from $254,704 for the nine months ended September 30, 2000 to $116,984 for the Nine months ended September 30, 2001 due to a decrease in the average balance of the outstanding debt.

                             BIO-AQUA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 (Continued)

Our loss for the nine months ended September 30, 2001 increased from a loss of $146,113 for the nine months ended September 30, 2000 to a loss of $467,668 for the nine month period ended September 30, 2001 due to the reasons previously explained.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, with operations having been suspended, it was determined that there was no value to the assets. Further, and since all liabilities together with the assets were at the subsidiary level, and with the reorganization about to occur, the liabilities were likewise given no value.

                             BIO-AQUA SYSTEMS, INC.


Part II: Other Information

ITEM 1:  Legal Proceedings

         In December 2000, Guillermo Quiroz, the Company's former chief financial officer, filed an action in the Civil Court of Santiago, Chile for the payment of fees under an employment agreement the Company had entered into with Mr. Quiroz. Mr. Quiroz is seeking damages in the amount of $180,000 which include both compensatory and punitive damages.

         On February 28, 2001, David Mayer, a former director of the Company, filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida for breach of contract in respect of consulting services provided by Mr. Mayer. Mr. Mayer is seeking the payment of approximately $175,000 and has obtained a judgment in the amount of $175,000.

         As of September 30, 2001, the Company's long term debt included a note payable to Banco do Brazil exceeding $300,000. This note is collateralized by a personal guaranty from the Company's principal shareholder and certain assets of the Company. The Company is currently in default on this note and Banco do Brazil has demanded payment in full.


ITEM 2:  Changes in Securities and Use of Proceeds

         On July 1, 2001 the Company issued an aggregate of 112,500 shares of its common stock to 12 individuals and entities as compensation for services provided. These shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act.

         In addition, on July 1, 2001, the Company issued options to purchase an aggregate of 300,000 shares of common stock to 29 individuals. Shares underlying the options are exercisable at prices ranging from $1.50 to $1.60. The options were issued pursuant to the exemption from registration provided under
         Section 4(2) of the Securities Act.


ITEM 3:  Defaults upon Senior Securities

         None


ITEM 4:  Submission of Matters to a vote of Securities Holders

         See Item 5

                             BIO-AQUA SYSTEMS, INC.


ITEM 5:  Other Information

         On November 5, 2001, subsequent to the end of the third quarter, the Company held a special meeting of its shareholders to discuss and act upon the following matters:

         o The sale of substantially all of the assets of the Company by selling the Company's subsidiaries pursuant to the terms of a Stock Purchase Agreement between the Company and Max Rutman (or his assignees).

         o To approve the issuance of in excess of 20% of the presently issued and outstanding common stock of the Company through a share exchange in connection with the Company's acquisition of New Dragon Asia Food Group.

         o To amend the Company's Articles of Incorporation to increase its authorized capital stock from 30,000,000 shares to 107,000,000 shares, increasing the Company's authorized Class A Common Stock to 100,000,000 shares.

         o To amend the Company's Articles of Incorporation to change its name to New Dragon Asia Corp.

         All of the above matters were approved by the shareholders of the Company by the requisite vote as required under Florida law. While all matters have been approved by the Company's shareholders, a closing of the share exchange will not occur until the American Stock Exchange has rendered its determination of whether or not the Company shall maintain a listing on the American Stock Exchange.

         Under the terms of the share exchange, the Company shall issue an aggregate of 37,963,263 shares of its common stock to the shareholder of New Dragon Asia Food Group and its affiliates. Of these shares, 34,999,469 shares will be issued to New Dragon Asia Food Limited in exchange for its wholly-owned interest in New Dragon Asia Food Group.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  None

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and the chief executive officer of the Registrant.


                                            BIO-AQUA SYSTEMS, INC.




                                            By: /s/ Max Rutman
                                                --------------------------------
                                                Max Rutman, President
                                                and Chief Executive Officer



DATED: November 15, 2001