Form 10KSB
period 2001-12-31
NEW DRAGON ASIA CORP
filed 2002-04-16
CIK 1089590

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file Number

NEW DRAGON ASIA CORP.

(Name of Small Business Issuer in Its Charter)

Florida	88-0404114

(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Room 1304, 13/F Wing On Centre, 111 Connaught Road Central, Hong Kong

(Address of Principal Executive Offices)	(Zip Code)

(852) 2815-9892

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

     Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]  No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [x]

     State issuer’s revenue for its most recent fiscal year

     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2001 there were 40,911,242 shares outstanding

     Transitional Small Business Disclosure Format (check one):

Yes [  ] No [  ]

NEW DRAGON ASIA CORP.
FORM 10-KSB
INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     When used in this Form 10-KSB, the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under “Risks and Uncertainties,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation, was incorporated in March 1999 as a holding company to acquire Tepual, S.A., a Chilean corporation (the “Company or company”). Until business operations were suspended, Tepual, S.A. was in the business of research and development and sales of vaccine products and production and control systems related to animal nutrition and health. We also sold, brokered and provided technical advice in the production of meals for feed used by the aquaculture, poultry and cattle farming industries. In addition, the company acquired 75% of Krisel, S.A. in 2000, a krill fishing company operating in Uruguay. Bio-Aqua’s historical and current operations will sometimes be referred to as “Tepual operations” throughout this filing. Due to lack of working capital Bio Aqua suspended all of its operations early last year. On August 7, 2001, it was announced that it would seek to divest its current operations and acquire a new operating company with the goal of enhancing shareholder value.

     On December 13, 2001 we entered into a Share Exchange Agreement with, Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, we acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a “Subsidiary” and, collectively the “Subsidiaries”) each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant.

     Upon the closing of the share exchange, Max Rutman, Nestor Lagos Pedro Sayes and Oscar Cornejo resigned from the board of directors and on December 14, 2001 Xue Jun Song, Man Fai Leung, Shu Hua Zhang and Wing Leung Lai became members of our board of directors. The directors then elected Wing Leung Lai as the Chief Financial Officer, Shu Hua Zhang as the Deputy General Manager and Xue Jun Song as the Chief Executive Officer.

     As a result of the share exchange the registrant continued the operations of New Dragon Asia Food Limited. All operations of New Dragon Asia Food Limited are conducted through a Sino Joint Venture discussed below. A report on Form 8-K was filed with the Securities and Exchange Commission on December 27, 2001 with respect to the share exchange.

OVERVIEW OF NEW DRAGON ASIA FOOD LIMITED

     The New Dragon Asia Food Group was established in 1952 under the name “Long Feng Foods”, as a grain and oil processing enterprise in the Shandong Province of the People’s Republic of China

(“PRC” or “China”) and developed as one of the Province’s leading flour millers. Long Feng developed into the leading flour milling group in China. In 1992 Long Feng established a manufacturing operation for instant noodles as the Chinese market for “convenience foods” was entering a prolonged growth phase. Through rapid increases in capacity and maintenance of consistent quality, Long Feng has established itself as one of China’s leading manufacturers of flour and instant noodles with seven manufacturing plants, nationwide distribution and an approximately 10% market share in China.

     In 1998, the Hong Kong based New World Group, together with one of the largest Hong Kong food groups formed a Sino Foreign Joint Venture under the name “New Dragon Asia Food Limited” to acquire a controlling interest in seven of Long Feng’s largest manufacturing subsidiaries. The objective of this venture was to combine Long Feng’s China manufacturing capabilities and distribution with the New World Group’s financial strength with the joint venture partner’s food industry’s management expertise to capitalize on the rapid growth potential available for the Chinese fast food industry, both within China and internationally.

     New Dragon Asia Food Limited combined four of its largest and most profitable joint ventures as the “New Dragon Asia Food Group”. These joint ventures are located in Dalian, Yantai and Sanhe and are listed as follows:

•	New Dragon Asia Flour (Yantai) Company Limited

•	New Dragon Asia Food (Yantai) Company Limited

•	New Dragon Asia Food (Dalian) Company Limited

•	Sanhe New Dragon Asia Food Company Limited

     Our core business is twofold:- (1) the milling, sale and distribution of flour and related products (2) the production of instant noodles, which we market and sell under regional brands through supermarkets and food stores. Our principal brand is “Long Feng”. On a consolidated basis, management estimated the Long Feng brand to be within the top three instant food brands in China.

INDUSTRY BACKGROUND

     “Fast food” in the form of instant noodles was introduced to China in the early 1980’s following the commencement of the market economy in 1979. With rapidly rising income and living standards and rapid growth of the urban middle class, demand for quality convenience food grew rapidly.

     The increasing market for instant noodles, a staple “fast food” in Asia, has attracted foreign producers from Japan, Korea and Taiwan. While this has generated increased competition for high end manufacturers, more popular, national brand names such as Long Feng are well entrenched and increasing both sales and market share as less efficient local brands are absorbed or eliminated. In a national survey taken in 2001, average annual per capita consumption of instant noodles in China was 15 packets compared with 80 in Korea and 44 in Japan. Growth potential in the China market, as consumers become increasingly affluent, is considerable.

     Consumption of instant noodles in China has increased dramatically as more women enter the work force, and sharply higher sales at airports, train stations and bus stations throughout the country reflect increasing business and leisure travel by the rapidly expanding middle class.

     Products

•	Flour

     We produce and market a broad range of wheat flour for use in bread, dumplings, noodles and confectionary. Our flour products are marketed under the “Long Feng” brand name and sold throughout the country at both wholesale and retail level. At the end of 2001, our product was split approximately 60% for flour products and 40% for instant noodles.

•	Noodles

     We provide a wide range of instant noodles products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: packet noodles for home preparation and cup noodles for instant consumption.

     Product Quality

     Long Feng has a reputation for of producing some of the highest quality food products in China. Our production plants operate to the highest level of hygiene and efficiency and are certified at the ISO9002 level. All of our “state of the art” equipment is imported from Switzerland and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the “Long Feng” brand.

     Production

     Flour and water are the two main ingredients used to produce a quality noodle product. To produce our noodles, we mix flour with water and other ingredients and then extrude or roll the mixture into the desired shape of the noodle. The mixture then travels through a series of state-of-the-art dryers before being stabilized at room temperature. After stabilization the noodles are steamed and cooked in deep fryers, cooled and then mixed with various seasonings and freeze dried additives such as chicken, vegetables or beef which are prepared from raw ingredients in a separate building within our production complex. The finished product is then packed, palletized and shipped.

     We own and operate our manufacturing plants, which have an annual aggregate production capacity of approximately 130,000 tons of flour products and in excess of 60 million packets of instant noodles.

     Transportation and Distribution

     Our distribution system is a key to our continued success in developing “Long Feng” as the leading domestic brand in China. We have over 220 points of distribution of which 20 are direct sales offices, spread over 27 provinces in China. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.

     Rural distribution operations are facilitated by a large fleet of trucks owned by the New Dragon Asia Food Group which carry products bound for both wholesale and retail customers in outlying areas.

     Raw Materials

     The noodle’s primary ingredient is flour, which is extracted from wheat through a milling process. A large percentage of our flour needs are sourced from within the group with occasional purchases of high quality wheat from Australia and Canada. Wheat sourced by our milling operating from Shangdong province is generally regarded as being the highest quality available in China. Other ingredients such as flavourings and additives are manufactured or processed within the group.

     A breakdown of the major input costs in our noodle manufacturing process are as follows:

•	Flour	26%
•	Palm Oil	17%
•	Other Ingredients	35%
•	Packaging	22%

MARKETING AND SALES

     In China, marketing and promotion costs for manufactured products are generally absorbed by the distributor and the cost covered in the price ex-factory. As the China market has yet to be developed into a “nationwide branded image” market, most products are regionally marketed and distributed. Our sales and marketing strategy revolves principally around maintaining strong distribution relationships and continuously innovating with products and improving on our quality/price dynamic.

CUSTOMERS

     Our primary customer base for both flour and noodles is in rural areas throughout China, where our brand has long been recognized as the highest quality available for the price. This market is growing rapidly as rural and middle class incomes have increased. Brand loyalty is strongest in this sector. In contrast with our major competitors, “Master Kang” and “President”, which are focused predominately in the more developed and competitive urban markets, our strength in these rapidly growing areas is underpinning our growth

REGULATION

     We are subject, from time to time, to various laws and regulations administered by various state and local government bodies relating to the operation of our production facilities, as well as environmental and pollution control, including air emissions. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities, and we do not expect to make any material expenditures in 2002 with respect to compliance with any such regulations.

STRATEGY

     Our strategy is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our economies of scale. The following are some of the key elements of our business strategy:

•	increase the quantity of our products in rural distribution centers

•	Continue to enhance our distributor relationships

•	Continuously improve product quality and diversify our product range with higher value added products.

•	Build strategic joint venture relationships with multinational food groups to enhance product range and capitalize on our China distribution network

•	strengthen the training of our employees

•	implement the use of technical software to increase labor efficiency

SALES AND MARKETING

     Headquartered in Shandong Province, management of New Dragon also operates sales and corporate offices in Hong Kong and sales representatives in the United States. Management draws on the unique combination of China food manufacturing experience, together with the marketing and branding skills of the Hong Kong partners.

COMPETITION

     The instant noodles segment is highly competitive. We compete against well-established companies, and many smaller companies. Our largest competitors are the Master Kang and President groups, both based in Taiwan. We believe that we were one of the largest local manufacturers of noodles and flour in terms of production in China in 2001, with an approximately 10% market share.

EMPLOYEES

     We employ approximately 2,000 employees.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

     All of our subsidiary companies operate from facilities that are located in China. Accordingly, our subsidiaries’ operations must conform to the governmental regulations and rules of China.

     The Chinese Legal System

     The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws which are applied to our operation in China provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the States. Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are mostly consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

     Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

     Economic Reform Issues

     Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

     Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

     Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

     Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures have included devaluation of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company’s operations.

     To date reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

     China’s Accession into the WTO

     On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China’s membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO’s dispute settlement mechanism provides a credible and effective tool to enforce members’ commercial rights. Also, with China’s entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our corporate headquarters are located in Hong Kong. Our four manufacturing plants occupy over 538,670 sq. ft. of facilities with over 24 noodle production lines and a 132,000 tons pa flour milling facility with 3 production lines, located in Yantai. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. All of New Dragon’s manufacturing facilities have been awarded ISO9002 quality certification.

		Rental	Rental	Monthly
Facility	Address	Begin	Expire	Rental (US$)	Area (m2)

Flour Mill,	No.10 Huangcheng	—	—	—	25,345
Noodle Factory	Road(N), Longkou,
Condiment Factory	Shandong, P.R.C.

Noodle Factory	1 YanJiao Jung Ha	—	—	—	26,274
	Road(N), Beijing, P.R.C.

Noodle Factory	11 Dunhuang Street,	—	—	—	6,363
	Shahekou Zone,
	Dalian, Liaoning
	Province, P.R.C.

Warehouse	Gong Ye Qu, Fu Hao	5/19/01	5/18/01	1,205	1,049
	Cun, Xu Xin Zhuang Zhen, Tong Zhou Qu, Beijing, P.R.C.

     In March of 2002 we purchased Shandong Long Feng Peng Lai Flour Co. Ltd. of Shangdong, China. This facility will be used for high-quality wheat flour principally for domestic sale within China.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. Non of our directors, officers or affiliates, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse ours or have a material interest adverse to ours in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year the only matter submitted to the shareholders for approval was our acquisition of the interest in New Asia Dragon Limited pursuant to the Share Exchange Agreement. The matter was approved by shareholders holding a majority of our issued shares.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Prices of Common Stock

     Our common stock is traded on the American Stock Exchange under the symbol “NWD”. The high and low bid prices of the common stock as reported on AMEX for the time periods indicated are set forth on the table below.

	Price Range

	High	Low

Fiscal Year Ended December 31, 2000
First Quarter	—	—
Second Quarter	$4.18	$2.50
Third Quarter	$3.00	$1.62
Fourth Quarter	$1.37	$.25

Fiscal Year Ended December 31, 2001
First Quarter	$.18	$.65
Second Quarter	$.28	$.20
Third Quarter	$1.20	$.21
Fourth Quarter	$3.04	$.81

(b) Shareholders

     Our common shares are issued in registered form. American Stock Transfer, Brooklyn, New York, is the registrar and transfer agent for our common stock. As of March 29, 2002, there were 40,911,242 shares of our common stock outstanding and we had approximately 500 shareholders of record.

(c) Dividends

     We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

On December 13, 2001 we issued 37,963,263 in connection with the acquisition from New Dragon Asia Food Limited. The shares were issued in a private placement pursuant to Section 4(2) of Securities Act. A Form 8-K was filed on December 27, 2001 related to this private placement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans our current management.

OVERVIEW

     On December 13, 2001, we entered into a Share Exchange Agreement with, Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 3, 2001 (the “Closing”), we acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a “Subsidiary” and, collectively the “Subsidiaries”) each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant. At the closing, we transferred all of its assets to Mr. Rutman and Mr. Rutman assumed all of our liabilities. As such the following discussion relates to the financial results of New Dragon Asia Limited only.

     The consolidated financial statements are presented in US dollars. Transactions and monetary assets denominated in currencies other than the US dollars are translated into US dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into US dollars at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations. Currency translation adjustments arising from the use of different exchange rates from period to period are included in comprehensive income.

RESULTS OF OPERATIONS

     We generated revenues of $30.3 million for the fiscal year ended December 31, 2001, which was a $1 million or 3% decrease from $31.5 million for the fiscal year ended December 31, 2000. This decrease is the result of a decline in the sale of instant noodles in the two of New Dragon's joint ventures in Dilian and Beijing due to strong competition, and an increase in the sale of flour products by $2.7 million in New Dragon's flour production joint venture in Shandong which has expanded its product range. We are currently operating at or near full capacity in both flour and noodle production. Acquisition of additional capacity during 2002 will facilitate continued sales growth.

     Net sales decreased 1.0 million or 3% compared to 2000. Despite this marginal decrease in sales revenues, operating margins improved by 9% against the background of sharply lesser product distribution expenses which declined by 53% over the year to only $0.7 million. General and administrative expenses increased by $0.39 million mainly due to an increase in the provision for accounts receivable and inventories and an increase in labor costs. Income before income for the period was $4.3 million, an increase of 20% over the 2000 fiscal year result as other income increased by $0.5 million. During 2001, New Dragon received trademark income, VAT rebate and property rentals. Interest expenses of $(200,000) was lower than interest costs of $224,000 incurred in 2000 reflecting a continued reduction of bank debt during 2001.

     We incurred income taxes of $318,000 during 2001, up from zero in 2000. This increase represents the gradual phasing of income taxes on joint venture operations pursuant to the Chinese joint ventures taxation guidelines.

     Net income from operations was $866,000 million or $0.02 per share on a fully diluted basis. This represents a decrease of 75% from the net income of $3.5 million in 2000. This decrease is a result of a one-time charge taken in connection with the issuance of 1.3 million shares of common stock issued to our advisers in connection with the acquisition from New Dragon Asia Food Limited on December 13, 2001. The charge is based on a discount to the average ten-day closing bid price of our stock prior to December 13, 2001.

     Financial Condition, Liquidity, Capital Resources

     Net cash received in the operations of New Dragon during fiscal year 2001 was $5.6 million arising primarily from increased net income. We continued to generate net positive cash from operations proceeds of which were applied largely to an increase in accounts receivable ($2.3 million) and investment in new production equipment ($2.7 million).

     Inflation and Changing Prices

     The Registrant does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

ITEM 7. FINANCIAL STATEMENTS.

(a) Financial Statements

The following financial statements are set forth at the end hereof.

1.	Report of Independent Auditors

2.	Consolidated Balance Sheets of New Dragon Asia Corp. and Subsidiaries as of December 31, 2000 and December 31, 2001

3.	Consolidated Statements of Operations of New Dragon Asia Corp. and Subsidiaries for the years ended December 31, 2001 and December 31, 2000, for the year ended December 31, 2001 and 2000.

4.	Consolidated Statements of Changes in Stockholders’ Equity of New Dragon Asia Corp. and Subsidiaries through December 31, 2001.

5.	Consolidated Statements of Cash Flows of New Dragon Asia Corp. and Subsidiaries for the years ended December 31, 2001 and December 31, 2000, for the quarters ended December 31, 2001 and 2000.

6.	Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of December 31, 2001. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position Held

Xue Jun Song	54	Chief Executive Officer, Director
Wing Leung Lai	40	Chief Financial Officer, Director
Shu Hua Zhang	46	Deputy General Manager, Director
Man Fai Leung	45	Director

     Mr. Xue Jun Song is our chairman. He is the founder of the group and has over 19 years experience in the food business. He is primarily responsible for business development and overall company management. He is a member of National Food Industry Entrepreneurs’ Council and a committee member of China National Food Industry Association.

     Mr. Wing Leung Lai has served as chief financial officer since September 2000. He received his bachelor degree in Banking and Insurance from the University of North Wales, Bangor, in the United Kingdom, a masters degree in Business Administration from the University of East Asia in Macau and a masters degree in Accounting from the University of New South Wales in Australia. He is a fellow member of the Australian Society of Certified Practising Accountants and an associate member of the Hong Kong Society of Accountants. From 1990 to 1998, Mr. Lai served as finance director of Albatronics (Far East) Co., Ltd. and was the finance director of Ying Wing Holdings Ltd. from 1998 to 1999.

     Ms. Shu Hua Zhang has served as deputy general manager for accounting and administration since September 2000. She graduated from Shandong Central Radio and TV University with a higher diploma in Business Management. She is an associate member of The Chinese Institute of Certified Public Accountants. She served as the assistant director of the Yantai Dongfang Certified Public Accountants Co. Ltd. from 1988 to 2000.

     Mr. Man Fai Leung graduated from Manchester Polytechnic in the U.K. with a bachelors degree in accounting and finance and a masters degree from the University of New South Wales in Australia in professional accounting. He is an associate member of the Hong Kong Society of Accountants and the Australian Society of Certified Practising Accountants. Since 1995, he is an executive director of the Lerado Group (Holding) Company Ltd.

     For the quarter ended December 31, 2001, certain corporate actions were conducted by unanimous written consent of the Board of Directors, including the acquisition of New Dragon Asia Food Limited.

     Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during fiscal years ended December 31, 1999, 2000 and 2001 to our Chief Executive Officer. None of our executive officers received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation

						Awards	Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Xue Jun Song	2001	—	—	—	—	—	—	—

Xue Jun Song	2000	—	—	—	—	—	—	—

Xue Jun Song	1999	—	—	—	—	—	—	—

     We do not maintain, nor have we maintained in the past, any employee benefit plans. No executive officer has been granted stock option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of our common shares owned by record, or to our knowledge, beneficially, by each of our Officer or Director and by each person owning five percent or more of our outstanding shares, as of December 31, 2001.

     Each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name:

	Total Number
Name	Of Shares	Percentage Ownership

New Dragon Asia Food Ltd.	35,183,754	86%
All Directors and Executive Officers (4 persons)	-0-	—

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Parties are considered to be related if one party has the liability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. As used in this section the term Group shall mean New Dragon and each of its subsidiaries.

     The particulars of significant related party transactions are summarized below:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Sale of finished goods to:
A joint venture partner, Shandong Long Feng Group Company	$83	$1
Related Parties:
New Dragon Asia Food (Yueyang) Company Limited(2)	—	29
New Dragon Asia Food (Luoyang) Company Limited(2)	1	57
New Dragon Asia Food (Chengau) Company Limited		8

	$146	$95

Purchase of raw materials from:
A joint venture partner, Shandong Long Feng Group Company	$—	$264
Related Parties:
Sanhe (Yantai) Food Company Limited	48	—
Shandong Long Feng Penglai Flour Company Limited(1)	924	4
Longkou City Long Feng Colour Printing Packing Factory	688	—
Longkou City Long Feng Carton Packing Factory	424	—
Xinxiang Guo Liang Flour Company Limited	37	—

Total	$2,121	$268

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Pre-determined annual fee charged by joint venture partners:
Shandong Long Feng Group Company	$78	$79
Shandong Long Feng Flour Company Limited	36	36

	$114	$115

Interest income earned from short-term advances to a joint venture partner:
Shandong Long Feng Group Company	$—	$56

13

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Interest income earned from short-term advances to an immediate parent company:
New Dragon Asia Food Limited	$67	$—

Interest expenses paid to a joint venture partner:
Shandong Long Feng Group Company	$18	$—

Rental income from joint venture partner:
Shandong Long Feng Group Company	$64	$—

Rental expense charged by a joint venture partner:
Shandong Long Feng Flour Company Limited	$—	$19

Summary of related party balances is as follows:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due to an immediate parent company, net consisting of:
New Dragon Asia Food Limited	$7,044	$16,800

     The net amount due to New Dragon Asia Food Limited is unsecured and non-interest bearing, except for an amount due from that Company of approximately $1,735,000 which bears interest at 6% per annum.

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due to joint venture partners consisting of:
Shandong Long Feng Group Company	$3,016	$1,198
Shandong Long Feng Flour Company Limited	1,980	—

New Dragon Asia Food Limited	$4,996	$1,198

     The amounts due to joint venture partners are unsecured and non-interest bearing, except for an amount due to Shandong Long Feng Group Company of US $280,723 which bears interest at 6.435% per annum.

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due from related companies consisting of:
Sanhe Shi New Dragon Food Process Company Limited	$19	$—
Shandong City Long Feng Soybean Food Company Limited(1)	22	—
New Dragon Asia Food (Yueyang) Company Limited(2)	329	—

14

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
New Dragon Asia Food (Luoyang) Company Limited(2)	783	—
New Dragon Asia Food (Chengdu) Company Limited(2)		—
	$1,704	$—

     The amounts due from related companies are unsecured and non-interest bearing, and are repayable on demand.

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due to related companies consisting of:
Dalian Mei Long Food Company Limited	$1,052	$—
Longkou City Long Feng Colour Printing Packing Factory	123	—
Longkou City Long Feng Carton Packing Factory	30	—
Shandong Long Feng Penglai Flour Company Limited(1)	722	—
Long Feng Food Company Limited(1)	169	—
Yantai Mei Long Oil and Food Company Limited(1)	1,468	—
Sanhe (Yantai) Food Company Limited	220	—

	$3,784	$—

     The amounts due to related Companies are unsecured, non-interest bearing and are repayable on demand.

     The bank facilities of the Group are secured by corporate guarantee provided by Shandong Long Feng Group Company, a joint venture partner.

(1) Mr. Song Xue Jun, a director of each of the Group companies, has beneficial interest in these companies.

(2) These companies are wholly owned subsidiaries of NDAFL, the immediate parent company.

     In the opinion of the directors of each of the Group companies, the above related party transactions were carried out in the usual course of business.

     The Group did not properly report certain of its tax obligations in Mainland China during the years ended December 25, 2001 and 2000. As a consequence, the Group may be subject to additional surcharge or penalties as a result of the unpaid taxes in accordance with tax laws in the PRC, of which the amount cannot be reasonably estimated and is not recorded in the financial statements as of December 25, 2001 and 2000. In addition, the holding companies of the Group, namely New Dragon International Investment Limited and Long Feng Food (Overseas) Company Limited, have agreed to indemnify the Group against any liabilities which may arise as a result of the above surcharges or penalties which are not recorded in the financial statements of the Group.

15

ITEM 13. EXHIBITS AND REPORTS ON 8K.

(a)	(1) The following is a list of exhibits filed as a part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of December 18, 2001, incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001.
3.1	Revised Articles of Incorporation*
3.2	Bylaws, incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001.

*	Filed herewith.

(b)	There was a report filed on Form 8-K on December 27, 2001, regarding the acquisition from New Dragon Asia Food Limited.

16

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: April 15, 2002	By /s/ Xue Jun Song
Name: Xue Jun Song Title: Chief Executive Officer, Director

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2002	By /s/ Xue Jun Song Name: Xue Jun Song Title: Chief Executive Officer, Director

Dated: April 15, 2002	By /s/ Shu Hua Zhang Name: Shu Hua Zhang Title: Deputy General Manager, Director

Dated: April 15, 2002	By /s/ Wing Leung Lai Name: Wing Leung Lai Title: Chief Financial Officer, Director

Dated: April 15, 2002	By /s/ Man Fai Leung Name: Man Fai Leung Title: Director

17

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 25, 2001 AND 2000 (UNAUDITED)

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 25, 2001 AND 2000 (UNAUDITED)

CONTENTS

Page

Independent Auditors’ Report	1

Consolidated Balance Sheets	2

Consolidated Statements of Operations and Comprehensive Income	3

Consolidated Statements of Changes in Stockholders’ Equity	4

Consolidated Statements of Cash Flows	5 - 6

Notes to Financial Statements	7 - 26

INDEPENDENT AUDITORS’ REPORT

To the Stockholders
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries as of December 25, 2001, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year ended December 25, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2001 in accordance with accounting principles generally accepted in the United States of America.

Miami, Florida
April 12, 2002

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 25, 2001 and 2000 (Unaudited)

	2001	2000
A S S E T S	(US$'000)	(US$'000)

		(Unaudited)
Current Assets:
Cash and bank deposits	$1,293	$1,015
Accounts receivable	5,110	2,737
Other receivables, deposits and prepayments	1,048	746
Inventories	6,264	5,982
Due from related companies	1,704	—

Total Current Assets	15,419	10,480
Property, machinery and equipment, net	23,728	22,333
Investment	72	—
Prepaid rental expense	—	466

	$39,219	$33,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$3,554	$3,587
Accounts payable	3,440	4,938
Other payables and accruals	738	429
Taxes payable	2,130	1,783
Due to related companies	3,784	—

Total Current Liabilities	13,646	10,737
Due to an immediate parent company	7,044	16,800
Due to joint venture partners	4,996	1,198

Total Liabilities	25,686	28,735

Stockholders’ Equity:
Common stock	40	—
Additional Paid-In Capital	8,096	—
Retained earnings	5,397	4,544

Total Stockholders’ Equity	13,533	4,544

	$39,219	$33,279

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 25, 2001 and 2000 (Unaudited)

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Net Sales	$30,385	$31,532
Cost of Goods Sold	(24,390)	(25,426)

Gross Profit	5,995	6,106
Selling and Distribution Expenses	(613)	(1,520)
General and Administrative Expenses	(1477)	(973)

Income from Operations	3,905	3,613

Other Income and Expenses:
Interest Expense	(200)	161
Interest Income	88	—
Other Income	525	(225)

Income Before Non-recurring items and Provision for income tax	4,318	3,549
Non-recurring costs of share exchange	(3,134)	—

Income Before Provision for Income Tax	1,184	3,549
Provision for Taxation	(318)	—

Net Income and Comprehensive Income	$866	$3,549

Basic Earnings per Common Share	$.02

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Years Ended December 25, 2001 and 2000 (Unaudited)

	Class A	Additional		Total
	Common	Paid-In	Retained	Stockholders'
	Stock	Capital	Earnings	Equity
	(US$’000)	(US$’000)	(US$’000)	(US$’000)

Balance at December 25, 1999 (unaudited)	$—	$—	$995	$995
Net Income (unaudited)	—	—	3,549	3,549

Balance at December 25, 2000 (unaudited)	—	—	4,544	4,544
Conversion of Bio Aqua shares	2	—	—	2
Issuance of common stock in connection with:
Exchange agreement	37	4,963	(13)	4,987
Consulting, investment banking and legal services	1	3,133	—	3,134
Net Income	—	—	866	866

Balance at December 25, 2001	$40	$8,096	$5,397	$13,533

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 25, 2001 and 2000 (Unaudited)

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,184	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued in connection with investment services	3,134	—
Amortization of land use rights	169	92
Loss on disposal of machinery and equipment	4	605
Depreciation of property, machinery and equipment	1,095	1,060
(Increase) decrease in operating assets:
Accounts receivable, net	(2,380)	(1,289)
Other receivables, deposits and prepayments	(97)	(74)
Inventories	(297)	(560)
Prepaid rental expense	465	20
Due from related companies	(1,704)	—
Increase (decrease) in operating liabilities:
Accounts payable	(1,485)	1,257
Other payables and accruals	310	80
Tax payables	32	746
Due to related companies	3,784	—

	4,214	5,486

Cash Flows from Investing Activities:
Acquisition of investment	(72)	—
Sales proceeds of disposal of property, machinery and equipment	1	—
Acquisition of property, machinery and equipment	(2,718)	(588)
Deposits for purchase of property and equipment	(130)	82
Prepayments for construction in progress	(77)	(7)

Net Cash Used in Investing Activities	(2,996)	(513)

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years Ended December 25, 2001 and 2000 (Unaudited)

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Cash Flows from Financing Activities:
Issuance of common stock	$5,000	$—
New short-term borrowings	—	3,200
Repayment of short-term borrowings	(24)	(2,151)
(Decrease) increase in due to an immediate parent company	(9,715)	7,584
Increase (decrease) in due to joint venture Partners	3,799	(14,253)

Net Cash Used in Financing Activities	(940)	(5,620)

Net Increase (Decrease) in Cash and Bank Deposits	278	(647)
Cash and Bank Deposits — Beginning of Year	1,015	1,662

Cash and Bank Deposits — End of Year	$1,293	$1,015

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$125	$225
Income taxes paid	132	—
Non cash investing and financing activities:
Conversion of outstanding Bio Aqua shares	2	—
Issuance of common stock in connection with exchange agreement	5,000	—
Stock issued in connection with investment services	3,134	—

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 25, 2001 and 2000 (Unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corporation (formerly Bio-Aqua Systems, Inc.) and its subsidiaries (the “Group” or “NDAC”), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People’s Republic of China (“PRC”). NDAC has its principal offices in Hong Kong. The group of NDAC is composed of four limited liability companies, incorporated under the laws of the British Virgin Islands (BVI).

Prior to December 2001, Bio-Aqua Systems, Inc. (“Bio-Aqua”) owned majority interests in Tepual, S.A. and Krisel, S.A., Chilean corporations principally engaged in the business of (1) research, consulting, development and control of the production of meals for feed used by the aquaculture, poultry and cattle farming industries, (2) sales of vaccine products, and (3) krill fishing in Uruguay.

Due to lack of working capital, Bio-Aqua suspended all of its operations during 2001. On August 7, 2001, it was announced that it would seek to divest its current operations and acquire a new operating company with the goal of enhancing shareholder value.

On December 13, 2001 Bio-Aqua entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, Bio-Aqua acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a “Subsidiary” and, collectively the “Subsidiaries”) each of which in turn holds an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963, 263 shares of common stock of the Registrant.

Upon the closing of the share exchange, Max Rutman, Nestor Lagos, Pedro Sayes and Oscar Cornejo resigned from the board of directors and on December 14, 2001 Xue Jun Song, Man Fai Leung, Shu Hua Zhang and Wing Leung Lai became members of Bio-Aqua’s board of directors. The directors then elected Wing Leung Lai as the Chief Financial Officer, Shu Hua Zhang as the Deuty General manager and Xue Jun Song as the Chief Executive Officer.

As conditions of the Share Exchange Agreement, the Company amended its Articles of Incorporation to:

1)	Change the name of the Company to New Dragon Asia Corp.

2)	To increase its authorized capital stock to 107,000,000 shares, increasing the authorized Class A common stock to 100,000 shares.

3)	Max Rutman (through his ownership interest in Flagship Import Export LLC) and Atik S.A., owners of all 1,700,000 shares of the Class B common stock, have agreed to convert their Class B shares to Class A common stock. Immediately after the share exchange, Bio-Aqua will carry on New Dragon Asia Food Group’s business, under the leadership of New Dragon Asia Food Group’s current management.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

New Dragon Asia Food Limited and its subsidiaries (the “Group” of “NDAC”) a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People’s Republic of China (“PRC”).

In connection with the terms and provisions of the amended and restated exchange agreement, Bio-Aqua issued 1,335,912 shares of restricted common stock to investment advisors and attorneys in connection with services rendered to effectuate the exchange of shares. At the date of issuance of the shares, the AMEX market quotation of the stock was $3.00 per share. NDAC has included these costs approximating $3,134,000 in other expenses in the accompanying statements of consolidated operations and comprehensive income, computed utilizing a 20% discount of the above AMEX market quotation due to the restricted nature of the stock.

The Group is subject to, among others, the following operating risks:

Country Risk — As all of the Group’s operations are conducted in the PRC, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Group’s revenue is denominated in Renminbi (“RMB”) which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

Operating Risk — The Group conducts its manufacturing and sales operations through joint ventures established between the Group and certain PRC parties. Any deterioration of these strategic relationships may have an adverse effect on the operations of the Group.

Concentration of Credit Risk — Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Group’s customer base, and their dispersion across the country. In addition, the Group performs ongoing credit evaluations of each customer’s financial condition and maintains reserves for potential credit losses. Such losses in the aggregate have not exceeded management’s projections.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Details of the companies comprising the Group are as follows:

			Percentage of
	Domicile and		Equity Interest
	Date of	Paid-Up	Attributable to	Principle
Name	Incorporation	Capital	the Group	Activities

Mix Creation Limited (“MC”)(a)	The British Virgin Islands November 7, 1997	US$1	100%	Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB 28,000,000	90%(b)	Manufacture, marketing and distribution of flour

Rich Delta Limited (“RD”)(a)	The British Virgin Islands October 28, 1998	US$1	100%	Investment holding

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB 17,462,000	90%(c)	Manufacture, marketing and distribution of instant noodles

Noble Point Limited (“NP”)(a)	The British Virgin Islands October 29, 1998	US$1	100%	Investment holding

New Dragon Asia Food (Dalian) Company Limited (“NDAFD”)	The PRC December 25, 1998	RMB 17,430,000	90%(c)	Manufacture, marketing and distribution of instant noodles

Keen General Limited (“KG”)(a)	The British Virgin Islands July 20, 1998	US$1	100%	Investment holding

Sanhe New Dragon Asia Food Company Limited (“SNDAF”)	The PRC December 25, 1998	RMB 51,191,432	80%(c)	Manufacture, marketing and distribution of instant noodles

(a)	MC, RD, NP and KG are wholly owned by New Dragon Asia Food Limited (“NDAFL”) a company incorporated in the British Virgin Islands. NDAFL is 51% owned by New Dragon International Investment Limited and 49% owned by Long Feng Food (Overseas) Company Limited, both incorporated in the British Virgin Islands, through a number of intermediate holding companies.

(b)	NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Group.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

(c)	NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 80% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded as 100% owned by the Group.

NOTE 2 — BASIS OF PRESENTATION

The consolidated financial statements include the consolidated financial statements of MC and its subsidiary (NDAFLY), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAFL. All significant intra-group balances and transactions have been eliminated in consolidation.

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Group, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Contractual Joint Ventures — A contractual joint venture is an entity established between the Group and another joint venture partner, with the rights and obligations of each party governed by a contract. If the Group owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.

Revenue Recognition — The Group recognizes sales in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

Sales represent the invoiced value of goods, net of value added tax (“VAT”), supplied to customers, and are recognized upon delivery of goods and passage of title.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

Sales made in the PRC are subject to VAT at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Group on purchases (“input VAT”).

Advertising — The costs of advertising are expensed in the year in which the advertising first takes place. Total advertising expenses were approximately $5,000 for the year ended December 25, 2001.

Cash Equivalents — Highly liquid investments with maturity of three months or less at the time of acquisition are considered cash equivalents.

Inventories — Inventories are stated at the lower of cost, on a weighted average basis, and net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attribute portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Property, Machinery and Equipment and Construction-in-Progress — Property, machinery and equipment and construction in progress are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives are as follows:

Land use rights	27 years to 50 years
Buildings	40 years
Machinery and equipment	12 years
Furniture and office equipment	5 years
Motor vehicles	5 years

Construction-in-progress represents land costs as well as factory and office buildings under construction. The Group capitalizes interest during the construction phase of qualifying assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost”. No interest was capitalized during 2001.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment — The Group accounts for property, machinery and equipment and construction-in-progress in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” which requires impairment loss to be recognized on the long-lived assets when the sum of expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. Otherwise, an impairment loss is not recognized. Measurement of the impairment loss for long-lived assets is based on the fair value of the asset.

Income Taxes — The Group accounts for income tax under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax is provided using the liability method and is recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities.

Operating Leases — Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expenses on a straight-line basis over the period of the relevant leases.

Foreign Currency Translation — The functional currency of the Group is Renminbi (“RMB”). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People’s Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income.

Translations of amounts from Renminbi (“RMB”) into United States dollars (“US$”) were at US $1.00 = RMB 8.3 for the years ended December 25, 2001 and 2000. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Earnings Per Share — Basic earnings per common rate (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 25, 2001, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income — The Group has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” which requires the Group to report all changes in equity during a period, except for those resulting from investment by owners and distribution to owners, in the financial statements for the period in which they are recognized. The Group has disclosed comprehensive income, which encompasses net income, in the statements of operations and comprehensive income.

Financial Instruments — The Group accounts for financial instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material impact on the Group’s financial position or its results of operations because the Group does not currently hold any derivative financial instruments and does not engage in hedging activities.

The following method and assumption was used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and bank deposits and short-term bank loans are stated at their carrying amounts which approximates fair value due to the short maturity of those instruments.

Recently Issued Accounting Standards — In July 2001, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Group will not amortize goodwill and instead will conduct an annual impairment test of the remaining goodwill. The Group does not expect that the adoption of SFAS No. 141, or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Group.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Group will adopt this standard January 1, 2002.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 25,:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Total receivables	$5,391	$2,931
Allowance for doubtful accounts	(281)	(194)

	$5,110	$2,737

NOTE 5 — OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

As of December 25, other receivables, deposits and prepayments were as follows:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Vendor deposits for the purchase of:
Raw materials	$495	$67
Machinery and equipment	137	7
Prepayments for construction work	202	125
Prepaid rental expenses, current portion	—	20
Others	57	—
Advances to:
Staff(a)	148	82
Unrelated third parties(a)	9	445

	$1,048	$746

(a)	Advances to staff and unrelated parties are unsecured, non-interest bearing and without predetermined repayment terms.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6 — INVENTORIES

Inventories consisted of the following at December 25,:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Raw materials	$3,730	$3,308
Finished goods	2,534	2,674

	$6,264	$5,982

NOTE 7 — PROPERTY, MACHINERY AND EQUIPMENT, AND CONSTRUCTION-IN-PROGRESS

Property, machinery and equipment, and construction-in-progress consisted of the following at December 25,:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Land use rights(a)	$4,575	$4,039
Buildings	9,055	8,696
Machinery and equipment	12,462	10,836
Furniture and office equipment	144	138
Motor vehicles	525	447
Construction-in-progress	212	164

	26,973	24,320
Accumulated depreciation and amortization	(3,245)	(1,987)

Property, plant and equipment, net	$23,728	$22,333

(a)	Land and buildings are located in the PRC, where private ownership of land is not allowed. Rather, entities acquire the rights to use land for a designated term. As of December 25, 2001, the Group possessed rights to use five parcels of land for periods ranging from 27 to 50 years; through 2025 to 2047.

Depreciation expense was approximately $1,095,000 as of December 25, 2001.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 8 — SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 25,:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Bank loans(a)	$3,554	$3,419
Other borrowings(b)	—	168

	$3,554	$3,587

(a)	Bank loans are secured by corporate guarantees provided by a PRC joint venture partner, and bear interest at prevailing lending rates in the PRC ranging from 5.12% to 6.44% per annum for the year ended December 25, 2001.

(b)	Other borrowings are unsecured, non-interest bearing and without pre-determined repayment terms.

NOTE 9 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following at December 25,:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Accruals for:
Staff welfare	$50	$112
Staff salaries and bonus	10	46
Operating expenses	67	14
Property tax	40	27
Payables for construction-in-progress	—	85
Deposits from customers	362	61
Others	209	84

	$738	$429

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 10 — TAXATION

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Group’s companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2001 and 2000, substantially all of the Group’s income was generated in the PRC by NDAFLY, NDAFY, NDAFD and SNDAF (the “joint venture”), which are subject to PRC income taxes at rates ranging from 27% to 33% (24% to 30% income tax and 3% local income tax). They are exempt from state income tax and local income tax for two years starting from December 26, 1998, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years.

As of December 25, 2001, there do not exist any material deferred tax assets or deferred tax credits.

A reconciliation of income tax at the statutory rate to the Group’s effective tax rates is as follows:

Statutory income tax, average rate	30%
Impact on preferential tax	(23)
Various differences, especially as they relate to expenses of share exchange	20

Effective rate	27.0%

NOTE 11 — STOCK OPTION PLAN

During 1999, the Board of Directors and a majority of Bio-Aqua’s stockholders adopted a stock option plan (the “Plan”). Currently, there are outstanding options to purchase an aggregate of 300,000 shares of Class A common stock. The options are exercisable at prices ranging from $1.50 per share to $1.65 per share. As of December 25, 2001, no options have been issued.

NOTE 12 — STOCK PURCHASE WARRANTS

Bio Aqua’s common stock and common stock purchase warrants began trading as a unit on the American Stock Exchange on or about March 29, 2000. The shares of common stock and common stock purchase warrants automatically separated on May 1, 2000 after which Bio-Aqua’s common stock and common stock purchase warrants began trading separately on the American Stock Exchange. Currently, 850,000 warrants, trading under the symbol “NWD/WS”, are outstanding; 52 week high and low are $.89 and $.01, respectively.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13 — COMMON STOCK

Prior to the execution of the share exchange agreement, Bio Aqua was authorized to issue 100,000,000 shares of Class A common stock; 2,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock. Immediately upon the exchange taking place, all Class A and Class B shares were converted into a single class of common stock. Currently the Group is authorized to issue 107,000,000 shares of common stock and 5,000,000 shares of preferred stock all at $ .0001 par value.

As of December 25, 2001 the Group had approximately 39,703,000 shares of common stock issued and outstanding.

NOTE 14 — COMMITMENTS

Annual Fees — Under the supplementary joint venture agreements, the Group has committed to pay predetermined annual fees to the Chinese joint venture partners for the period from December 26, 1998 to 2049. As of December 25, 2001 and 2000, total commitments under these arrangements are as follows:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Payable during the period:
Within one year	$114	$115
Over one year but not exceeding two years	114	115
Over two years but not exceeding three years	114	115
Over three years but not exceeding four years	114	115
Over four years but not exceeding five years	114	115
Over five years	4,810	5,163

	$5,380	$5,738

NOTE 15 — BANK FACILITIES

As of December 25, 2001 and 2000, the Group had banking facilities of approximately US $3,554,000 and US $3,419,000 respectively for short-term bank loans. All the Group’s banking facilities were utilized as of December 25, 2001. These banking facilities were secured by corporate guarantees provided by a PRC joint venture partner.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the liability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS (Continued)

Particulars of significant transactions between the Group and related companies are summarized below:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Sale of finished goods to:
A joint venture partner, Shandong Long Feng Group Company	$83	$1
Related parties:
New Dragon Asia Food (Yueyang) Company Limited (2)	—	29
New Dragon Asia Food (Luoyang) Company Limited (2)	1	57
Shandong Long Feng Penglai Flour Company Limited	62	—
New Dragon Asia Food (Chengau) Company Limited	—	8

	$146	$95

Purchase of raw materials from:
A joint venture partner, Shandong Long Feng Group Company	$—	$264
Related parties:
Sanhe (Yantai) Food Company Limited	48	—
Shandong Long Feng Penglai Flour Company Limited (1)	924	4
Longkou City Long Feng Colour Printing Packing Factory	688	—
Longkou City Long Feng Carton Packing Factory	424	—
Xinxiang Guo Liang Flour Company Limited	37	—

	$2,121	$268

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS (Continued)

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Pre-determined annual fee charged by joint venture partners:
Shandong Long Feng Group Company	$78	$79
Shandong Long Feng Flour Company Limited	36	36

	$114	$115

Interest income earned from short-term advances to a joint venture partner:
Shandong Long Feng Group Company	$—	$56

Interest income earned from short-term advances to an immediate parent company:
New Dragon Asia Food Limited	$67	$—

Interest expenses paid to a joint venture partner:
Shandong Long Feng Group Company	$18	$—

Rental income from joint venture partner:
Shandong Long Feng Group Company	$64	$—

Rental expense charged by a joint venture partner:
Shandong Long Feng Flour Company Limited	$—	$19

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS (Continued)

Summary of related party balances is as follows:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due to an immediate parent company, net consisting of:
New Dragon Asia Food Limited	$7,044	$16,800

The net amount due to New Dragon Asia Food Limited is unsecured and non-interest bearing, except for an amount due from that Company of approximately $1,735,000 which bears interest at 6% per annum.

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due to joint venture partners consisting of:
Shandong Long Feng Group Company	$3,016	$1,198
Shandong Long Feng Flour Company Limited	1,980	—

	$4,996	$1,198

The amounts due to joint venture partners are unsecured and non-interest bearing, except for an amount due to Shandong Long Feng Group Company of US $280,723 which bears interest at 6.435% per annum.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS (Continued)

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due from related companies consisting of:
Sanhe Shi New Dragon Food Process Company Limited	$19	$—
Shandong City Long Feng Soybean Food Company Limited (1)	22	—
New Dragon Asia Food (Yueyang) Company Limited (2)	329	—
New Dragon Asia Food (Luoyang) Company Limited (2)	783	—
New Dragon Asia Food (Chengdu) Company Limited (2)	551	—

	$1,704	$—

The amounts due from related companies are unsecured and non-interest bearing, and are repayable on demand.

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Due to related companies consisting of:
Dalian Mei Long Food Company Limited	$1,052	$—
Longkou City Long Feng Colour Printing Packing Factory	123	—
Longkou City Long Feng Carton Packing Factory	30	—
Shandong Long Feng Penglai Flour Company Limited (1)	722	—
Long Feng Food Company Limited (1)	169	—
Yantai Mei Long Oil and Food Company Limited (1)	1,468	—
Sanhe (Yantai) Food Company Limited	220	—

	$3,784	$—

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS (Continued)

The amounts due to related Companies are unsecured, non-interest bearing and are repayable on demand.

The bank facilities of the Group are secured by corporate guarantee provided by Shandong Long Feng Group Company, a joint venture partner.

(1)	Mr. Song Xue Jun, a director of each of the Group companies, has beneficial interest in these companies.

(2)	These companies are wholly owned subsidiaries of NDAFL, the immediate parent company.

In the opinion of the directors of each of the Group companies, the above related party transactions were carried out in the usual course of business.

Taxes — The Group did not properly report certain of its tax obligations in Mainland China during the years ended December 25, 2001 and 2000. As a consequence, the Group may be subject to additional surcharge or penalties as a result of the unpaid taxes in accordance with tax laws in the PRC, of which the amount cannot be reasonably estimated and is not recorded in the financial statements as of December 25, 2001 and 2000. In addition, the holding companies of the Group, namely New Dragon International Investment Limited and Long Feng Food (Overseas) Company Limited, have agreed to indemnify the Group against any liabilities which may arise as a result of the above surcharges or penalties which are not recorded in the financial statements of the Group.

NOTE 17 — SEGMENT INFORMATION

The Group classifies its products into two core business segments, namely instant noodles and flour. In view of that fact that the Group operates principally in Mainland China, no geographical segment information is presented.

Net Sales

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Instant noodles	$9,990	$13,415
Flour	20,395	18,117

	$30,385	$31,532

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17 — SEGMENT INFORMATION

Income from Operations

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Instant noodles	$1,480	$2,393
Flour	2,425	1,220

	$3,905	$3,613

	2001	2000
Identifiable Assets	(US$'000)	(US$'000)

		(Unaudited)
Instant noodles	$17,869	$19,308
Flour	9,104	14,212

	$26,973	$33,520

Other

	2001	2000
Interest Income	(US$'000)	(US$'000)

		(Unaudited)
Instant noodles	$78	$34
Flour	10	127

	$88	$161

Interest Expense

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Instant noodles	$27	$76
Flour	173	149

	$200	$225

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17 — SEGMENT INFORMATION (Continued)

Depreciation and Amortization

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Instant noodles	$794	$762
Flour	470	389

	$1,264	$1,151

Major Customers — Details of individual customers accounting for more than 5% of the Group’s sales are as follows:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Li Yi	7%	—%

Zhang Guo Quan	5%	—%

Fu Jun Chun	4%	6%

Major Suppliers — Details of suppliers accounting for more than 5% of the Group’s purchases are as follows:

	2001	2000
	(US$'000)	(US$'000)

		(Unaudited)
Longkou City Food Collect and Store Control Center	15%	10%

Hui Town Food Institution Yu Lian Food Control Center	5%	—%

Henan Xinxiang Northbound of the Nation Storeroom	—%	6%

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 18 — RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies of the Group operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing December 26, 1998, the Group was required to make specified contributions to the state-sponsored retirement plan at 23% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 5% of his/her basic salary, with the maximum amount of contribution by each of the employees to be at the rate of 8%. For the year ended December 25, 2001, contributions made by the Group were approximately US$118,000.

NOTE 19 — SUBSEQUENT EVENT

Subsequent to December 25, 2001, NDAC agreed to acquire Shangdong Long Feng Peng Lai Flour Co. Ltd. (“Shangdong”) a flour milling operation located in Shangdong, China. Shangdong produces wheat flour, principally for domestic sale within China.