Form 10QSB
period 2002-03-31
NEW DRAGON ASIA CORP
filed 2002-05-20
CIK 1089590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number:

NEW DRAGON ASIA CORP.
(Exact name of small business issuer as specified in its charter)

Florida	88-0404114

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Room 1304, 13/F Wing On Centre
111 Connaught Road Central
Hong Kong
(Address of principal executive offices)

011-852-2815-9892

(Issuer’s Telephone Number, Including Area Code)

N/A

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     As of March 25, 2002, there were 40,911,242 shares of common stock issued and outstanding.

FORM 10-QSB
NEW DRAGON ASIA CORP.

PART I
ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	MARCH 25, 2002	DECEMBER 25, 2001
	(US$'000)	(US$'000)

A S S E T S
Current Assets:
Cash and bank deposits	$1,173	$1,293
Accounts receivable	5,032	5,110
Other receivables, deposits and prepayments	1,033	1,048
Inventories	6,263	6,264
Due from related companies	1,668	1,704

Total Current Assets	15,169	15,419
Property, machinery and equipment, net	23,377	23,728
Investment	—	72

	$38,546	$39,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$3,735	$3,554
Accounts payable	3,464	3,440
Other payables and accruals	932	738
Taxes payable	2,853	2,130
Due to related companies	3,591	3,784

Total Current Liabilities	14,575	13,646
Due to an immediate parent company	5,421	7,044
Due to joint venture partners	4,378	4,996

Total Liabilities	24,374	25,686

Stockholders’ Equity:
Common stock	40	40
Additional Paid-In Capital	8,096	8096
Retained earnings	6,036	5,397

Total Stockholders’ Equity	14,172	13,533

	$38,546	$39,219

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 25, (Unaudited)

	2002	2001
	(US$'000)	(US$'000)

Net Sales	$6,893	$7,387
Cost of Goods Sold	(5,524)	(5,956)

Gross Profit	1,369	1,431
Selling and Distribution Expenses	(247)	(318)
General and Administrative Expenses	(322)	(354)

Income from Operations	800	759
Other Income and Expenses:
Interest Expense	(61)	(138)
Interest Income	44	29
Other Income	5	—

Income Before Provision for Income Tax	788	650
Provision for Taxation	(149)	(56)

Net Income and Comprehensive Income	$639	$594

Basic Earnings per Common Share	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 25, 2002 and 2001 (Unaudited)
Thousands (‘000)

	Class A	Additional		Total
	Common	Paid-In	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance at December 25, 2000 (unaudited)	$—	$—	$4,544	$4,544
Conversion of Bio Aqua Shares	2	—	—	2
Issuance of common stock in connection with:
Exchange agreement	37	4,963	(13)	4,987
Consulting, investment banking and legal services	1	3,133	—	3,134
Net Income for 2001	—	—	866	866

Balance at December 25, 2001 (Audited)	$40	$8,096	$5,397	$13,533
Net income for the three Months ended March 25, 2002	—	—	639	639

Balance at March 25, 2002 (Unaudited)	$40	$8,096	$6,036	$14,172

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 25, 2002 and 2001 (Unaudited)

	2002	2001
	(US$'000)	(US$'000)

Cash Flows from Operating Activities:
Net income	$639	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of land use rights	27	27
Depreciation of property, machinery and equipment	245	213
(Increase) decrease in operating assets:
Accounts receivable, net	78	(252)
Other receivables, deposits and prepayments	14	175
Inventories	1	2,583
Prepaid rental expense	—	465
Due from related companies	36	—
Increase (decrease) in operating liabilities:
Accounts payable	24	(2,792)
Other payables and accruals	194	150
Tax payables	723	271
Due to related companies	(193)	—

Net cash flows from operating activities	1,788	1,434

Cash Flows from Investing Activities:
Decrease in investment	72	—
Acquisition of property, machinery and equipment	(183)	(739)

Net Cash Used in Investing Activities	(111)	(739)

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 25, 2002 and 2001 (Unaudited)

	2002	2001
	(US$'000)	(US$'000)

Cash Flows from Financing Activities:
Increase in short-term borrowings	$181	$—
Repayment of short-term borrowings	—	(127)
Decrease in due to an immediate parent company	(1,623)	(915)
(Decrease) increase in due to joint venture Partners	(355)	627

Net Cash Used in Financing Activities	(1,797)	(415)

Net (Decrease) increase in Cash and Bank Deposits	(120)	280
Cash and Bank Deposits — Beginning of Period	1,293	1,013

Cash and Bank Deposits — End of Period	$1,173	$1,293

The accompanying notes are an integral part of these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 25, 2002 and 2001 (Unaudited)

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

New Dragon Asia Food Limited and its subsidiaries (the “Group” or “NDAC”) a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People’s Republic of China (“PRC”).

In connection with the terms and provisions of the amended and restated exchange agreement, Bio-Aqua issued 1,335,912 shares of restricted common stock to investment advisors and attorneys in connection with services rendered to effectuate the exchange of shares. At the date of issuance of the shares, the AMEX market quotation of the stock was $3.00 per share. NDAC included these costs approximating $3,134,000 in other expenses in the December 25, 2001 statements of consolidated operations and comprehensive income, computed utilizing a 20% discount of the above AMEX market quotation due to the restricted nature of the stock.

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

     Details of the companies comprising the Group are as follows:

			Percentage of
	Domicile and		Equity Interest
	Date of	Paid-Up	Attributable to	Principle
Name	Incorporation	Capital	the Group	Activities

Mix Creation Limited	The British Virgin Islands	US$1	100%	Investment holding
(“MC”) (a)	November 7, 1997
New Dragon Asia Flour	The PRC	RMB	90% (b)	Manufacture, marketing
(Yantai) Company Limited	August 13, 1999	28,000,000		and distribution of flour
(“NDAFLY”)
Rich Delta Limited	The British Virgin Islands	US$1	100%	Investment holding
(“RD”) (a)	October 28, 1998
New Dragon Asia Food	The PRC	RMB	90% (c)	Manufacture, marketing
(Yantai) Company Limited	December 24, 1998	17,462,000		and distribution of
(“NDAFY”)				instant noodles
Noble Point Limited	The British Virgin Islands	US$1	100%	Investment holding
(“NP”) (a)	October 29, 1998
New Dragon Asia Food	The PRC	RMB	90% (c)	Manufacture, marketing
(Dalian) Company Limited	December 25, 1998	17,430,000		and distribution of
(“NDAFD”)				instant noodles
Keen General Limited	The British Virgin Islands	US$1	100%	Investment holding
(“KG”) (a)	July 20, 1998
Sanhe New Dragon Asia	The PRC	RMB	80% (c)	Manufacture, marketing
Food Company Limited	December 25, 1998	51,191,432		and distribution of
(“SNDAF”)				instant noodles

(a)	MC, RD, NP and KG are wholly owned by New Dragon Asia Food Limited (“NDAFL”) a company incorporated in the British Virgin Islands. NDAFL is 51% owned by New Dragon International Investment Limited and 49% owned by Long Feng Food (Overseas) Company Limited, both incorporated in the British Virgin Islands, through a number of intermediate holding companies.

(b)	NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Group.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

(c)	NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 80% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded as 100% owned by the Group.

NOTE 2 — BASIS OF PRESENTATION

The unaudited consolidated financial statements include the consolidated financial statements of MC and its subsidiary (NDAFLY), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAFL. All significant intra-group balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 25, 2001 of New Dragon Asia Corp. and Subsidiaries, as filed with the Securities and Exchange Commission. The summary December 25, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3 — EARNINGS PER SHARE — BASIC

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 25, 2002 and 2001, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

Results of Operations

Total revenues for the three months ended March 31, 2002 were USD6,893,132 as compared to USD7,386,563, a decline of 7% for the same quarter a year ago. This decrease is attributable mainly to increased competition in the lower priced instant noodle segment.

Net income for the first quarter of 2002 increased 7% to USD638,380 compared to USD593,943 for last year quarter. Our improving net earnings are due primarily to increasing sales of premium-priced products, together with increases in operating margins reflecting improvements in our manufacturing process over the period.

Administrative and general expenses decreased from USD354,072 for the three months ended March 31, 2001 to USD321,649 for the three months ended March 31, 2002, due to the improved controls on administrative overhead for the period.

Selling and distribution expenses decreased by 22% from USD317,645 for the three months ended March 31, 2001 to USD246,803 for the same quarter this year. The decrease is attributable to increased efficiency in use of transportation for product delivery and enhanced control in selling expenses.

The Company reduced its financial expenses through better use of cash flow and repayment of bank loans. Interest expense was reduced from USD138,018 for the three months ended March 31, 2001 to USD61,724 for the three months ended March 31, 2002.

PART II

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: May 16, 2002	By	/s/ Xue Jun Song

Name: Xue Jun Song Title: Chief Executive Officer, Director

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2002	By /s/ Xue Jun Song

Name: Xue Jun Song Title: Chief Executive Officer, Director

Dated: May 16, 2002	By /s/ Shu Hua Zhang

Name: Shu Hua Zhang Title: Deputy General Manager, Director

Dated: May 16, 2002	By /s/ Wing Leung Lai

Name: Wing Leung Lai Title: Chief Financial Officer, Director

Dated: May 16, 2002	By/s/ Man Fai Leung

Name: Man Fai Leung Title: Director