Form 10KSB/A
period 2001-12-31
NEW DRAGON ASIA CORP
filed 2002-05-31
CIK 1089590

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB/A

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission file Number _____________

NEW DRAGON ASIA CORP.

(Name of Small Business Issuer in Its Charter)

Florida	88-0404114

(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Room 1304, 13/F Wing On Center 111 Connaught Road Central, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(604) 438-3598

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

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

Yes [X]       No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [X]

     State issuer’s revenue for its most recent fiscal year. $30.3 million

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of May 29, 2002 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,748,559 based on a closing bid price of $1.95.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2001 there were 40,911,242 shares outstanding

     Transitional Small Business Disclosure Format (check one):

Yes [   ]       No [   ]

ITEM 7. FINANCIAL STATEMENTS.
SIGNATURES
CONSOLIDATED FINANCIAL STATEMENTS

NEW DRAGON ASIA CORP.

FORM 10-KSB/A
INDEX

Page

PART II

Item 7. Financial Statements	10

Signatures	14

Financial Statements	F-1

ITEM 7. FINANCIAL STATEMENTS.

(a) Financial Statements

     On December 13, 2001 the Company entered into a Share Exchange Agreement with, Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, the Company acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a “Subsidiary” and, collectively the “Subsidiaries”) each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of our common stock.

     As a result of the share exchange the Company continued the operations of New Dragon Asia Food Limited. A report on Form 8-K was filed with the Securities and Exchange Commission on December 27, 2001 with respect to the share exchange.

     Arthur Andersen & Co. of Hong Kong (“Andersen”) are the former auditors for the New Dragon Asia Food Limited. As a result of recent events, Andersen declined the Company’s request to re-issue their audit report for our fiscal year ended December 31, 2000 for inclusion in the Company’s 10-KSB filing for the fiscal year ended December 31, 2001. As such, pursuant to the guidance given in the Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients, Release Nos. 33-8070, 34-45590; 35-27503; 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02 (collectively, the “Release”), the Company filed its Form 10-KSB with the Securities and Exchange Commission on April 16, 2002 with unaudited numbers for the fiscal year ended December 31, 2000. As required by Part 1 of the Release, the Company is filing as an amendment to the Company’s Form 10-KSB, which contains the audited financial statements of the Company, as of December 31, 2000. The financial statements filed herewith, do not contain any material change from the unaudited financial statements filed with the Commission on April 16, 2002.

     The following financial statements are set forth at the end hereof.

1.	Report of Independent Auditors for the fiscal year ended December 31, 2000.

2.	Combined Balance Sheet of New Dragon Asia Food Group as of December 31, 2000.

3.	Combined Statements of Operations of New Dragon Asia Food Group for the year ended December 31, 2000.

4.	Combined Statements of Changes in Stockholders’ Equity of New Dragon Asia Food Group through December 31, 2000.

5.	Combined Statements of Cash Flows of New Dragon Asia Food Limited Group for the year December 31, 2000.

6.	Notes to Combined Financial Statements.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: May 30, 2002	By	/s/ XUE JUN SONG

Name: Xue Jun Song Title: Chief Executive Officer, Director

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 30, 2002	By	/s/ XUE JUNG SONG

Name: Xue Jun Song Title: Chief Executive Officer, Director

Dated: May 30, 2002	By	/s/ SHU HUA ZHANG

Name: Shu Hua Zhang Title: Deputy General Manager, Director

Dated: May 30, 2002	By	/s/ WING LEUNG LAI

Name: Wing Leung Lai Title: Chief Financial Officer, Director

Dated: May 30, 2002	By	/s/ MAN FAI LEUNG

Name: Man Fai Leung Title: Director

2

NEW DRAGON ASIA FOOD GROUP

COMBINED FINANCIAL STATEMENTS

DECEMBER 25, 2000

NEW DRAGON ASIA FOOD GROUP

COMBINED FINANCIAL STATEMENTS

DECEMBER 25, 2000

CONTENTS

Page

Independent Auditors’ Report	1

Combined Balance Sheet	2

Combined Statements of Operations and Comprehensive Income	3

Combined Statements of Changes in Stockholders’ Equity	4

Combined Statements of Cash Flows	5 – 6

Notes to Combined Financial Statements	7 – 22

INDEPENDENT AUDITORS’ REPORT

To the Stockholders
New Dragon Asia Food Limited

We have audited the accompanying combined balance sheet of New Dragon Asia Food Group (the “Company”) as of December 25, 2000, and the related combined statements of operations and comprehensive income, cash flows and stockholders’ equity for the year ended December 25, 2000. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of New Dragon Asia Food Group as of December 25, 2000 in accordance with accounting principles generally accepted in the United States of America.

Miami, Florida
May 29, 2002

NEW DRAGON ASIA FOOD GROUP

Combined Balance Sheet

December 25, 2000
(US$’000)

A S S E T S

Current Assets:
Cash and bank deposits	$1,015
Accounts receivable	2,737
Other receivables, deposits and prepayments	746
Inventories	5,982

Total Current Assets	10,480
Property, machinery and equipment, net	22,333
Prepaid rental expense	466

$33,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$3,587
Accounts payable	4,938
Other payables and accruals	429
Value Added tax payable	1,783

Total Current Liabilities	10,737
Due to an immediate parent company	16,800
Due to joint venture partners	1,198

Total Liabilities	28,735

Stockholders’ Equity:
Common stock	—
Additional Paid-In Capital	—
Retained earnings	4,544

Total Stockholders’ Equity	4,544

$33,279

The accompanying notes are an integral part of these combined financial statements.

NEW DRAGON ASIA FOOD GROUP

Combined Statement of Operations and Comprehensive Income

Year Ended December 25, 2000
(US$’000)

Net Sales	$31,532
Cost of Goods Sold	(25,426)

Gross Profit	6,106
Selling and Distribution Expenses	(1,520)
General and Administrative Expenses	(995)

Income from Operations	3,591
Other Income and Expenses:
Interest Expense	(225)
Interest Income	161
Other Income	22

Income Before Provision for Income Tax	3,549
Provision for Taxation	—

Net Income and Comprehensive Income	$3,549

The accompanying notes are an integral part of these combined financial statements.

NEW DRAGON ASIA FOOD GROUP

Combined Statement of Changes in Stockholders’ Equity

Year Ended December 25, 2000

				Total
	Common Stock		Retained	Stockholders’
			Earnings	Equity
	Shares	(US$’000)	(US$’000)	(US$’000)

Balance at December 25, 1999 (unaudited)	4	—	$995	$995
Net Income	—	—	3,549	3,549

Balance at December 25, 2000	4	$—	$4,544	$4,544

The accompanying notes are an integral part of these combined financial statements.

NEW DRAGON ASIA FOOD GROUP

Combined Statement of Cash Flows

Year Ended December 25, 2000
(US$’000)

Cash Flows from Operating Activities:
Net income	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of land use rights	92
Loss on disposal of machinery and equipment	605
Depreciation of property, machinery and equipment	1,060
(Increase) decrease in operating assets:
Accounts receivable, net	(1,289)
Other receivables, deposits and prepayments	(74)
Inventories	(560)
Prepaid rental expense	20
Increase (decrease) in operating liabilities:
Accounts payable	1,257
Other payables and accruals	80
Value Added tax payable	746

5,486

Cash Flows from Investing Activities:
Acquisition of property, machinery and equipment	(588)
Deposits for purchase of property and equipment	82
Prepayments for construction in progress	(7)

Net Cash used in Investing Activities	(513)

The accompanying notes are an integral part of these combined financial statements.

NEW DRAGON ASIA FOOD GROUP

Combined Statement of Cash Flows (Continued)

Year Ended December 25, 2000
(US$’000)

Cash Flows from Financing Activities:
New short-term borrowings	$3,200
Repayment of short-term borrowings	(2,151)
Increase in due to an immediate parent company	7,584
Decrease in due to joint venture Partners	(14,253)

Net Cash used in Financing Activities	(5,620)

Net Decrease in Cash and Bank Deposits	(647)
Cash and Bank Deposits — Beginning of Year	1,662

Cash and Bank Deposits — End of Year	$1,015

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$225
Income taxes	—

The accompanying notes are an integral part of these combined financial statements.

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements

Year Ended December 25, 2000

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Food Group (the “Group” or “NDAF”), is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People’s Republic of China (“PRC”). NDAF has its principal offices in Hong Kong. The group of NDAF is composed of four limited liability companies, incorporated under the laws of the British Virgin Islands (BVI) and four sino-foreign joint ventures.

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

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Details of the companies comprising the Group are as follows:

			Percentage of
	Domicile and		Equity Interest
	Date of	Paid-Up	Attributable to	Principle
Name	Incorporation	Capital	the Group	Activities

Mix Creation Limited (“MC”) (a)	The British Virgin Islands November 7, 1997	US$1	100%	Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB 28,000,000	90% (b)	Manufacture, marketing and distribution of flour

Rich Delta Limited (“RD”) (a)	The British Virgin Islands October 28, 1998	US$1	100%	Investment holding

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB 17,462,000	90% (c)	Manufacture, marketing and distribution of instant noodles

Noble Point Limited (“NP”) (a)	The British Virgin Islands October 29, 1998	US$1	100%	Investment holding

New Dragon Asia Food (Dalian) Company Limited (“NDAFD”)	The PRC December 25, 1998	RMB 17,430,000	90% (c)	Manufacture, marketing and distribution of instant noodles

Keen General Limited (“KG”) (a)	The British Virgin Islands July 20, 1998	US$1	100%	Investment holding

Sanhe New Dragon Asia Food Company Limited (“SNDAF”)	The PRC December 25, 1998	RMB 51,191,432	80% (c)	Manufacture, marketing and distribution of instant noodles

(a)	MC, RD, NP and KG are wholly owned by New Dragon Asia Food Limited (“NDAFL”) a company incorporated in the British Virgin Islands. NDAFL is 51% owned by New Dragon International Investment Limited and 49% owned by Long Feng Food (Overseas) Company Limited, both incorporated in the British Virgin Islands, through a number of intermediate holding companies.

(b)	NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Group.

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (Continued)

(c)	NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 80% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partners are entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded as 100% owned by the Group.

NOTE 2 — BASIS OF PRESENTATION

The combined financial statements include the consolidated financial statements of MC and its subsidiary (NDAFLY), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAFL. All significant intra-group balances and transactions have been eliminated in combination.

The combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Group, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

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

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

Sales made in the PRC are subject to VAT at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Group on purchases (“input VAT”).

Advertising — The costs of advertising are expensed in the year in which the advertising first takes place. Total advertising expenses were approximately $61,000 for the year ended December 25, 2000.

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

Construction-in-progress represents costs of land use rights as well as factory and office buildings under construction. The Group capitalizes interest during the construction phase of qualifying assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost”. No interest was capitalized during 2000.

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

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

Foreign Currency Translation — The functional currency of the Group is Renminbi (“RMB”). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People’s Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet date. The resulting exchange differences are included in the determination of income.

Translations of amounts from Renminbi (“RMB”) into United States dollars (“US$”) were at US $1.00 = RMB 8.3 for the year ended December 25, 2000. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 25, 2000:

(US$'000)

Total receivables	$2,931
Allowance for doubtful accounts	(194)

$2,737

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 5 — OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

As of December 25, 2000 other receivables, deposits and prepayments were as follows:

(US$'000)

Vendor deposits for the purchase of:
Raw materials	$67
Machinery and equipment	7
Prepayments for construction work	125
Prepaid rental expenses, current portion	20
Advances to:
Staff(a)	82
Unrelated third parties(a)	445

$746

(a)	Advances to staff and unrelated parties are unsecured, non-interest bearing and without predetermined repayment terms.

NOTE 6 — INVENTORIES

Inventories consisted of the following at December 25, 2000:

(US$'000)

Raw materials	$3,308
Finished goods	2,674

$5,982

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 7 — PROPERTY, MACHINERY AND EQUIPMENT, AND CONSTRUCTION-IN- PROGRESS

Property, machinery and equipment, and construction-in-progress consisted of the following at December 25, 2000:

(US$'000)

Land use rights(a)	$4,039
Buildings	8,696
Machinery and equipment	10,836
Furniture and office equipment	138
Motor vehicles	447
Construction-in-progress	164

24,320
Accumulated depreciation and amortization	(1,987)

Property, plant and equipment, net	$22,333

(a)	Land and buildings are located in the PRC, where private ownership of land is not allowed. Rather, entities acquire the rights to use land for a designated term. As of December 25, 2000, the Group possessed rights to use three parcels of land for periods ranging from 40 to 50 years; through 2025 to 2047.

Depreciation expense was approximately $1,060,000 as of December 25, 2000.

NOTE 8 — SHORT-TERM BORROWINGS

The Group had banking facilities of approximately US$3,419,000 for short term loans which were fully utilized as of December 25, 2000.

Short-term borrowings consisted of the following at December 25, 2000:

(US$'000)

Bank loans(a)	$3,419
Other borrowings(b)	168

$3,587

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 8 — SHORT-TERM BORROWINGS (Continued)

(a)	Bank loans are secured by corporate guarantees provided by a PRC joint venture partner, and bear interest at prevailing lending rates in the PRC ranging from 5.12% to 6.44% per annum for the year ended December 25, 2000.

(b)	Other borrowings are unsecured, non-interest bearing and without pre-determined repayment terms.

NOTE 9 — OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following at December 25, 2000:

(US$'000)

Accruals for:
Staff welfare	$112
Staff salaries and bonus	46
Operating expenses	14
Property tax	27
Payables for construction-in-progress	85
Deposits from customers	61
Others	84

$429

NOTE 10 — TAXATION

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Group’s companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the year ended December 25, 2000, substantially all of the Group’s income was generated in the PRC by NDAFLY, NDAFY, NDAFD and SNDAF, which are subject to PRC income taxes at rates ranging from 27% to 33% (24% to 30% income tax and 3% local income tax). They were exempt from state income tax and local income tax for two years starting from December 26, 1998, and then they are subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years.

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 10 — TAXATION (Continued)

As of December 25, 2000, there do not exist any material deferred tax assets or deferred tax credits.

A reconciliation of income tax at the statutory rate to the Group’s effective tax rates is as follows:

Statutory income tax, average rate	30%
Impact of preferential rate	(30)

Effective rate	—%

NOTE 11 — COMMON STOCK

As of December 25, 2000, common stock represents the issued and outstanding shares of MC, RD, NP and KG.

NOTE 12 — COMMITMENTS

Annual Fees — Under the supplementary joint venture agreements, the Group has committed to pay predetermined annual fees to the Chinese joint venture partners for the period from December 26, 1998 to 2049. As of December 25, 2000, total commitments under these arrangements are as follows:

(US$'000)

Payable during the period:
Within one year	$115
Over one year but not exceeding two years	115
Over two years but not exceeding three years	115
Over three years but not exceeding four years	115
Over four years but not exceeding five years	115
Over five years	5,163

$5,738

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 13 — RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the liability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the Group and related companies for the year ending December 25, 2000 are summarized below:

(US$'000)

Sale of finished goods to:
A joint venture partner, Shandong Long Feng Group Company	$1
Related parties:
New Dragon Asia Food (Yueyang) Company Limited(2)	29
New Dragon Asia Food (Luoyang) Company Limited(2)	57
New Dragon Asia Food (Chengdu) Company Limited(2)	8

$95

Purchase of raw materials from:
A joint venture partner, Shandong Long Feng Group Company	$264
Related parties:
Shandong Long Feng Penglai Flour Company Limited(1)	4

$268

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 13 — RELATED PARTY TRANSACTIONS (Continued)

(US$'000)

Pre-determined annual fee charged by joint venture partners:
Shandong Long Feng Group Company	$79
Shandong Long Feng Flour Company Limited	36

$115

Interest income earned from short-term advances to a joint venture partner:
Shandong Long Feng Group Company	$56

Rental expense charged by a joint venture partner:
Shandong Long Feng Flour Company Limited	$19

Summary of related party balances at December 25, 2000 is as follows:

(US$'000)

Due to an immediate parent company, net, consisting of:
New Dragon Asia Food Limited	$16,800

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 13 — RELATED PARTY TRANSACTIONS (Continued)

(US$'000)

Due to joint venture partners consisting of:
Shandong Long Feng Group Company	$1,198

The amounts due to related companies are unsecured, non-interest bearing and are repayable on demand.

The bank facilities of the Group are secured by corporate guarantee provided by Shandong Long Feng Group Company, a joint venture partner.

(1)	Mr. Song Xue Jun, a director of each of the Group companies, has beneficial interest in these companies.

(2)	These companies are wholly owned subsidiaries of NDAFL, the immediate parent company.

In the opinion of the directors of each of the Group companies, the above related party transactions were carried out in the usual course of business.

Taxes — The Group did not properly report certain of its tax obligations in Mainland China during the year ended December 25, 2000. As a consequence, the Group may be subject to additional surcharge or penalties as a result of the unpaid taxes in accordance with tax laws in the PRC, of which the amount cannot be reasonably estimated and is not recorded in the financial statements as of December 25, 2000. In addition, the holding companies of the Group, namely New Dragon International Investment Limited and Long Feng Food (Overseas) Company Limited, have agreed to indemnify the Group against any liabilities which may arise as a result of the above surcharges or penalties which are not recorded in the financial statements of the Group.

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 14 — SEGMENT INFORMATION

The Group classifies its products into two core business segments, namely instant noodles and flour. In view of that fact that the Group operates principally in Mainland China, no geographical segment information is presented.

Net Sales

(US$’000)

Instant noodles	$13,415
Flour	18,117

$31,532

Income from Operations

(US$’000)

Instant noodles	$2,378
Flour	1,213

$3,591

Identifiable Assets

(US$’000)

Instant noodles	$19,067
Flour	14,212

$33,279

Other

Interest Income

(US$’000)

Instant noodles	$34
Flour	127

$161

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 14 — SEGMENT INFORMATION (Continued)

Interest Expense

(US$'000)

Instant noodles	$76
Flour	149

$225

Depreciation and Amortization

(US$'000)

Instant noodles	$763
Flour	389

$1,152

Major Customers — Details of individual customers accounting for more than 5% of the Group’s sales are as follows:

Fu Jun Chun	6%

Major Suppliers — Details of suppliers accounting for more than 5% of the Group’s purchases are as follows:

Longkou City Food Collect and Store Control Center	10%

Henan Xinxiang Northbound of the Nation Storeroom	6%

NEW DRAGON ASIA FOOD GROUP

Notes to Combined Financial Statements (Continued)

NOTE 15 — RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies of the Group operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing December 26, 1998, the Group was required to make specified contributions to the state-sponsored retirement plan at 23% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 5% of their basic salary, with the maximum amount of contribution by each of the employees to be at the rate of 8%. For the year ended December 25, 2000, contributions made by the Group were approximately US$104,000.

NOTE 16 — SUBSEQUENT EVENTS

Share Exchange — On December 13, 2001 New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands, entered into a share exchange agreement with Bio-Aqua Systems, Inc., a Florida Corporation. Pursuant to the Share Exchange Agreement, Bio-Aqua Systems, Inc. acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a “Subsidiary” and, collectively the “Subsidiaries”) each of which in turn holds an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963, 263 shares of common stock of the Registrant.

As conditions of the Share Exchange Agreement, the Bio-Aqua Systems, Inc. amended its Articles of Incorporation to, among others, change the name of Bio-Aqua Systems, Inc. to New Dragon Asia Corp.

Acquisition — Subsequent to December 25, 2000, New Dragon Asia Corp. agreed to acquire Shangdong Long Feng Peng Lai Flour Co. Ltd. (“Shangdong”) a flour milling operation located in Shangdong, China. Shangdong produces wheat flour, principally for domestic sale within China.