Form 10QSB
period 2002-06-30
NEW DRAGON ASIA CORP
filed 2002-08-16
CIK 1089590

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )   TRANSACTION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

For  Quarter  Ended:                           Commission  File  Number:
  June  25,  2002
                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     FLORIDIA                                               88-0404114
-----------------                                -------------------------------
(State  or  other  jurisdiction  of     (IRS  Employer  Identification  Number)
incorporation  or  organization)

                          Room 1304 13/F Wing On Centre
                            111 Connaght Road Central
                          Sheung Wan, Hong Kong  33301
--------------------------------------------------------------------------------
(Address  of  Principal  Executive  Offices)              (Zip  Code)

                                 (852) 2815-9892
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                                Yes  X     No
                                   ----       ----

The number of shares of Common Stock outstanding as of June 25, 2002 was 40,911,242.

Transitional  Small Business Disclosure Format (check one):  Yes      No  X
                                                                 ----    ----

ITEM  1.  FINANCIAL  STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          AS OF
                                                                -----------------------------
                                                                   JUNE 25,     DECEMBER 25,
                    A S S E T S                                      2002           2001
                                                                 (Unaudited)
                                                                -------------  --------------
Current Assets:
  Cash and bank deposits                                         $      2,486   $       1,293
  Accounts receivable, net of allowance for doubtful accounts
  of $287 at June 25, 2002 and $281 at December 25, 2001                5,454           5,110
  Other receivables, deposits and prepayments                           1,225           1,048
  Inventories                                                           6,673           6,264
  Due from related companies                                            2,225           1,704
                                                                -------------  --------------
   Total current assets                                                18,063          15,419

Property, machinery and equipment, net                                 23,072          23,728
Investment                                                                  -              72
                                                                -------------  --------------
   Total assets                                                  $     41,135   $      39,219
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                           $      4,217   $      3,554
 Accounts payable and accrued liabilities                               6,417          4,178
 Taxes payable                                                          2,589          2,130
 Due to related companies                                               3,579          3,784
                                                                -------------  --------------
   Total current liabilities                                           16,802         13,646

Due to an immediate parent company                                      5,114          7,044
Due to joint venture partners                                           4,273          4,996
                                                                -------------  --------------
   Total liabilities                                                   26,189         25,686

Stockholders' equity:
  Common stock, authorized - 107,000 shares, issued and
  outstanding - 40,911 at June 25, 2002 and December 25,
  2001                                                                     40             40
 Additional paid-in-capital                                             8,096          8,096
 Retained earnings                                                      6,810          5,397
                                                                -------------  --------------
   Total stockholders' equity                                          14,946         13,533
                                                                -------------  --------------

   Total liabilities and stockholders' equity                     $    41,135   $     39,219
                                                                =============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                  ----------------------- -----------------------
                                    JUNE 25,   JUNE 25,     JUNE  25, JUNE  25,
                                      2002       2001        2002       2001
                                  ----------------------- -----------------------

Net sales                           $ 7,498     $ 5,917    $ 14,391    $ 13,304

Cost of goods sold                   (6,098)     (4,870)    (11,622)    (10,826)
                                     ---------  ---------  ---------   ---------
Gross profit                          1,400       1,047       2,769       2,478


Selling and distribution expenses      (309)      (168)        (556)       (486)

General and administrative
expenses                               (105)      (106)        (427)       (460)
                                     ---------  ---------  ---------   ---------
Income from operations                  986        773        1,786       1,532

Other income and expenses:
   Interest expense                     (88)       (51)        (149)       (189)
   Interest income                       46         38           90          67
   Other income                          (4)         -            1           -
                                     ---------  ---------  ---------   ---------
Income before provision for
income taxes                            940        760        1,728       1,410

Provision for income taxes             (166)       (47)        (315)       (103)
                                     ---------  ---------  ---------   ---------
Net income                          $   774    $   713     $  1,413    $  1,307
                                     =========  =========  =========   =========
Basic and diluted earnings per
common share                        $ 0.019    $ 0.017     $  0.035    $  0.032
                                     =========  =========  =========   =========
Weighted average shares used
to compute basic and diluted
net income per common share          40,911     40,911       40,911     40,911
                                     =========  =========  =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                           SIX  MONTHS  ENDED
                                                       -------------------------
                                                          JUNE 25,     JUNE 25,
2001
                                                       ------------ ------------


Cash flows from operating activities:
 Net income                                              $   1,413    $ 1,307
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization and depreciation                               862        507
   Loss on disposal of machinery and equipment                   2          -
   Provision for bad debts                                       6          2
   Effect on exchange difference                                 -         24
   Changes in assets and liabilities:
     Accounts receivable, net                                 (350)    (1,482)
     Other receivables, deposits and prepayments              (177)        67
     Inventories                                              (409)     3,180
     Accounts payable and accrued liabilities                2,239     (1,911)
     Tax payables                                              459        548
                                                       ------------ ----------
Net cash provided by operating activities                    4,045      2,242
                                                       ------------ ----------
Cash flows from investing activities:
 Due from related companies                                   (521)         -
 Due to related companies                                     (205)         -
 Decrease in investment                                         72
   Proceeds from sale property, machinery and equipment          5          -
 Purchases of property, machinery and equipment               (213)      (738)
                                                       ------------ ----------
Net cash used in investing activities                         (862)      (738)
                                                       ------------ ----------
Cash flows from financing activities:
 Proceeds from short-term borrowings                         2,290      1,206
   Payments on short-term borrowings                        (1,627)    (3,195)
 Net increase in due to an immediate parent company         (1,930)     2,482
 Net decrease in due to joint venture partners                (723)    (1,596)
                                                       ------------ ----------
Net cash used in financing activities                       (1,990)    (1,103)
                                                       ------------ ----------
Net increase in cash and bank deposits                       1,193        401

Cash and bank deposits at the beginning of the period        1,293      1,015
                                                       ------------ ----------
Cash and bank deposits at the end of the period          $   2,486    $ 1,416
                                                       ============ ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 25, 2002 AND 2001 IS UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  NATURE  OF  OPERATIONS

     New Dragon Asia Corporation (formerly Bio-Aqua Systems, Inc.) and its subsidiaries (the "Group" or "NDAC"), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC"). NDAC has its principal offices in Hong Kong. The group of NDAC is composed of four limited liability companies, incorporated under the laws of the British Virgin Islands (BVI).

     Prior to December 2001, Bio-Aqua Systems, Inc. ("Bio-Aqua") owned majority interests in Tepual, S.A. and Krisel, S.A., Chilean corporations principally engaged in the business of (1) research, consulting, development and control of the production of meals for feed used by the aquaculture, poultry and cattle farming industries, (2) sales of vaccine products, and (3) krill fishing in Uruguay.

     Due to lack of working capital, Bio-Aqua suspended all of its operations during 2001. On August 7, 2001, it was announced that it would seek to divest its current operations and acquire a new operating company with the goal of enhancing shareholder value.

     On December 13, 2001 Bio-Aqua entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, Bio-Aqua acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn holds an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant (the "Share Exchange").

     Upon the closing of the share exchange, Max Rutman, Nestor Lagos, Pedro Sayes and Oscar Cornejo resigned from the board of directors and on December 14, 2001 Xue Jun Song, Man Fai Leung, Shu Hua Zhang and Wing Leung Lai became members of Bio-Aqua's board of directors. The directors then elected Wing Leung Lai as the Chief Financial Officer, Shu Hua Zhang as the Deputy General manager and Xue Jun Song as the Chief Executive Officer.

     As conditions of the Share Exchange Agreement, the Company amended its Articles of Incorporation to:

     1)   Change  the  name  of  the  Company  to  New  Dragon  Asia  Corp.

     2) To increase its authorized capital stock to 107,000,000 shares, increasing the authorized Class A common stock to 100,000,000 shares.

     3)   Max  Rutman  (through his ownership interest in Flagship Import Export

          LLC) and Atik S.A., owners of all 1,700,000 shares of the Class B common stock, have agreed to convert their Class B shares to Class A common stock. Immediately after the share exchange, Bio-Aqua will carry on New Dragon Asia Food Group's business, under the leadership of New Dragon Asia Food Group's current management.



          NOTE  1  -  ORGANIZATION  AND  NATURE  OF  OPERATIONS  (CONTINUED)

          New Dragon Asia Food Limited and its subsidiaries (the "Group" or "NDAC") a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC").

          In connection with the terms and provisions of the amended and restated exchange agreement, of the 38,163,263 shares issued in connection with the Share Exchange Bio-Aqua issued 1,335,912 shares of restricted common stock to investment advisors and attorneys in connection with services rendered to effectuate the Share Exchange. At the date of issuance of the shares, the AMEX market quotation of the stock was $3.00 per share. NDAC included these costs approximating $3,134,000 in other expenses in the December 25, 2001 statements of consolidated operations and comprehensive income, computed utilizing a 20% discount of the above AMEX market quotation due to the restricted nature of the stock.

          The  Group is subject to, among others, the following operating risks:

          COUNTRY RISK - As all of the Group's operations are conducted in the PRC, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

          In addition, all of the Group's revenue is denominated in Renminbi ("RMB") which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

          OPERATING RISK - The Group conducts its manufacturing and sales operations through joint ventures established between the Group and certain PRC parties. Any deterioration of these strategic relationships may have an adverse effect on the operations of the Group.

            Details of the companies comprising the Group are as follows:


                                                                     Percentage of
                                  Domicile and                      Equity Interest
                                    Date of             Paid-Up     Attributable to       Principle
     Name                         Incorporation         Capital        the Group          Activities
------------------------       -------------------   ------------  ----------------  -------------------


Mix Creation                     The British Virgin        US$1        100%          Investment holding
Limited                               Islands
("MC") (a)                       November 7, 1997
New Dragon Asia Flour            The PRC                   KMB         90%           Manufacture,
Flour                                                                                marketing
(Yantai) Company                 August 13, 1999        28,000,000                   and distribution of
Limited                                                                              flour
("NDAFLY")
Rich Delta Limited               The British Virgin        US$1        100%          Investment holding
                                      Limited
("RD") (a)                        October 28, 1998
New Dragon Asia                       The PRC              RMB          90% (c)      Manufacture,
Food                                                                                 marketing
(Yantai) Company Limited         December 24, 1998      17,462,000                   and distribution of
("NDAFY")                                                                            instant noodles
Noble Point Limited              The British Virgin        US$1        100%            Investment holding
                                       Islands
("NP") (a)                       October 29, 1998
 New Dragon Asia                       The PRC              RMB         90% (c)      Manufacture,
 Food                                                                                marketing
(Dalian) Company                 December 25, 1998       17,430,000                  and distribution of
Limited
("NDAFD")                                                                            instant noodles
Keen General                     The British Virgin        US$1        100%          Investment holding
Limited                                Islands
("KG") (a)                          July 20, 1998
Sanhe New Dragon                       The PRC             RMB          80% (c)      Manufacture,
Asia                                                                                 marketing
Food Company                      December 25, 1998      51,191,432                  and distribution of
Limited
("SNDAF")                                                                            instant noodles



     (a) MC, RD, NP and KG are wholly owned by New Dragon Asia Food Limited ("NDAFL") a company incorporated in the British Virgin Islands. NDAFL is 51% owned by New Dragon International Investment Limited and 49% owned by Long Feng Food (Overseas) Company Limited, both incorporated in the British Virgin Islands, through a number of intermediate holding companies.
     (b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Group.
     (c) NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 80% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded as 100% owned by the Group.

NOTE  2  -  BASIS  OF  PRESENTATION

          The unaudited consolidated financial statements include the consolidated financial statements of MC and its subsidiary (NDAFLY), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAFL. All significant intra-group balances and transactions have been eliminated in consolidation.

          The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Group, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

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

NOTE  3  -  INVENTORIES
      Inventories  consist  of  the  following  (in  thousands):

                                    June  25,    December  25,
                                                     2002           2001
                                   ---------     ---------
               Raw  materials      $  3,635      $  3,730
               Finished  goods        3,038         2,534
                                   ---------     ---------
                                   $  6,673      $  6,264
                                   =========     =========

NOTE  4  -  EARNINGS  PER  SHARE  -  BASIC

          Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 25, 2002 and 2001, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

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

          Particulars of significant transactions between the Group and related companies are summarized below:



                                                                         06/25/02     6/25/2001
                                                                        (US $ '000)  (US $ '000)


Sale of finished goods to:
  Joint Venture Partner:
    Shandong Long Feng Group Company                                       120            14
  Related Parties:
    New Dragon Asia Food (Luoyang) Company Limited (2)                       -             1
    Shandong Long Feng Penglai Flour Company Limited                         2
    Sanhe (Yantiai) Food Company Limited                                     -             4
    Xinliang Guo Liang Flour Company Limited                                 -             5
Penglai Golden Oean Food                                                   175             -
                                                                          --------------------
                                                                           297            24
                                                                          --------------------
Purchase of raw materials from:
  Joint Venture Partner:
    Shandong Long Feng Group Company                                         5             -
  Related Parties:
    Sanhe (Yantai) Food Company Limited                                     12            14
    Shandong Long Feng Penglai Flour Company Limited (1)                    35           406
    Longkou City Long Feng Colour Printing Packing Factory                 372           316
    Longkou City Long Feng Carton Printing Packing Factory                 178           192
    Xixiang Guo Liang Flour Company                                          -             -
                                                                          --------------------
                                                                           602           928
                                                                          --------------------

NOTE  6  -  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 25, 2001, the Quarterly Reports on Form 10-QSB filed by the Company and Current Reports on Form 8-K by the Company.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

OVERVIEW

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation (the "Company"), was incorporated in March 1999. On December 13, 2001, we entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 3, 2001 (the "Closing"), we acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively, the "Subsidiaries") each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries, in exchange for 37,963,263 shares of common stock of the Company. At the closing, the Company transferred all of the assets of the Company immediately prior to the Closing to Mr. Rutman and Mr. Rutman assumed all of the liabilities associated with the transferred assets.

     The consolidated financial statements are presented in US dollars. Transactions and monetary assets denominated in currencies other than the US dollars are translated into US dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into US dollars at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charges to the consolidated statements of operations. Currency translation adjustments arising from the use of different exchange rates from period to period are included in comprehensive income.

PLAN  OF  OPERATIONS

     Our current strategy is to expand our customer sales base and production lines. Plans for expansion on the existing plants are expected to be funded through current working capital from ongoing sales.

     Our long term growth strategy includes strategic acquisition of additional plants with regional brand recognition to increase our market shares in China. A significant acquisition will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS  OF  OPERATIONS

Six  months  ended  June  25,  2002  compared  to six months ended June 25, 2001
--------------------------------------------------------------------------------

Total  revenue

     Total revenues for the six months ended June 25, 2002 were USD14,391,032 as compared to USD13,303,874, an increase of 8% for the comparable period last year. The increase is mainly due to additions of two sub-contracting flour millers.

Net  income

     Net income for the first half-year of 2002 increased 8% to USD1,413,435 compared to USD1,307,157 for the corresponding period last year. Our improving net earnings are due primarily to increasing sales of premium-priced products, together with increases in operating margins reflecting improvements in our manufacturing process over the period.

Administrative  and  general  expenses

     Administrative and general expenses for the six months ended June 25, 2002 decreased by 7% to USD426,213, compared to USD460,347 for the corresponding period in 2001. The decrease was mainly due to the improved controls on administrative overhead for the period.

Selling  and  distribution  expenses

     Selling and distribution expenses for the six months ended June 25, 2002 was USD556,068 which was comparable to USD486,003 for the corresponding period of the prior year. During the current period, the Company incurred start-up cost on additions of distribution networks and expenses spent on promotion of new products.

Three  months  ended  June 25, 2002 compared to three months ended June 25, 2001
--------------------------------------------------------------------------------

Net  Sales

     Net Sales for the second quarter of 2002 increased 27% to USD7,497,900 compared to USD5,916,874 for the corresponding quarter of 2001. The increase was attributed to a number of factors including additions of production facilities in the existing flour milling factory and two sub-contracting flour millers during 2002 which accounted for 30% of the increase in capacities, expansion of distribution networks and introduction of new products.

Net  income

     Net income for the second quarter of 2002 was USD775,056. This represents an increase of 9% compared to sales of the comparable quarter of 2001.

Administrative  and  general  expenses

     Administrative and general expenses decreased from USD106,347 for the second quarter of 2001 to USD104,564 for the second quarter of 2002, due to the controls on administrative overhead for the period.

Selling  and  distribution  expenses

     Selling and distribution expenses increased from USD168,003 for the second quarter of 2001 to USD309,265 for the corresponding period this year. The increase was attributable to an increase in corresponding revenue and the start up cost of the additional distribution networks.

Income  taxes

     The income of the Company is subject to PRC income taxes at rates from 27% to 33% of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, the PRC subsidiaries within the Group are exempt from state income tax and local tax in respect of income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years. The Company and its subsidiaries are in different stages of enjoying the above tax incentive program.

     The Group's companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short-term bank loans and advances from affiliates.

     Cash and cash equivalents were USD2,485,994 as of June 25, 2002. This represents an increase of USD1,070,087 from June 25, 2001. The increase was primarily due to a positive cash flow from operating activities and a decrease in expenditures on investing activities. Net cash provided by operating activities for the six months ended June 25, 2002 was approximately USD3,319,000 as compared to net cash generated from operating activities of approximately USD2,242,000 for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

     The Company used the cash received from operating activities to fund investment activities of USD1,837,118 for the six months period ended June 25, 2002. Construction in progress of flour production equipment valued about USD1,701,118 was completed by the end of 2001 and was transferred to fixed assets. Those fixed assets have been test-run and are now being used in production of flour. Negative cash flows from financing activities comprise mostly the repayment of financing for the previous construction works in progress.

     Accounts  receivable  and  accounts  payable  increased  by  7%  and  29%
respectively, from December 25, 2001 to June 25, 2002. There was a slight increase in accounts receivable due to our expansion of the distribution networks. The increase in accounts payable was mainly due to an increase of purchase of raw materials. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended June 25, 2002. The Company believes that internally generated funds together with available bank credit will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

INFLATION  AND  CHANGING  PRICES

     The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

FOREIGN  CURRENCY  RISK

     Substantially all of the revenues and expenses of the Company are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. With effect from 1st January, 1994, pursuant to the reforms of foreign exchange, conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the Group's net assets and income derived from its operations in the PRC.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In July 2001, The Financial Accounting Standards Board (" FASB" ) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Group will not amortize goodwill and instead will conduct an annual impairment test of the remaining goodwill. The Group does not expect that the adoption of SFAS No. 141, or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Group.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Group will adopt this standard January 1, 2002.

                           PART II.  OTHER INFORMATION
Item  1.     Legal  Proceedings
             None.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds.

             None.

Item  3.     Defaults  Upon  Senior  Securities

             None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None.

Item  5.     Other  Information

             None.

Item  6.     Exhibits  and  Reports  on  Form  8-K

            (a)     Exhibits:

             Exhibit 99.1:  Sarbanes Oxley Certification

            (b)     Reports  on  Form  8-K:

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  15,  2002
                                            NEW  DRAGON  ASIA  CORP.


                                            By:  /s/  Willie  Lai
                                                 -------------------------------
                                            Name:  Willie  Lai
                                            Title:      President  and  Director