Form 10QSB
period 2002-09-25
NEW DRAGON ASIA CORP
filed 2002-11-15
CIK 1089590

                    U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )   TRANSACTION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

For  Quarter  Ended:                           Commission  File  Number:
  September  25,  2002
                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     FLORIDA                                               88-0404114
-----------------                                -------------------------------
(State  or  other  jurisdiction  of     (IRS  Employer  Identification  Number)
incorporation  or  organization)

                          Room 1304 13/F Wing On Centre
                            111 Connaught Road Central
                          Sheung Wan, Hong Kong  33301
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

The number of shares of Common Stock outstanding as of September 25, 2002 was 40,911,242.

Transitional  Small Business Disclosure Format (check one):  Yes      No  X
                                                                 ----    ----

ITEM  1.  FINANCIAL  STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          AS OF
                                                                -----------------------------
                                                                SEPTEMBER 25,     DECEMBER 25,
                    A S S E T S                                      2002           2001
                                                                 (Unaudited)
                                                                -------------  --------------
Current Assets:
  Cash and bank deposits                                         $      1,555   $       1,293
  Accounts receivable, net of allowance for doubtful accounts
  of $286 at September 25, 2002 and $281 at December 25, 2001           6,759           5,110
  Other receivables, deposits and prepayments                           1,549           1,048
  Inventories                                                           5,943           6,264
  Due from related companies                                            2,487           1,704
                                                                -------------  --------------
   Total current assets                                                18,293          15,419

Property, machinery and equipment, net                                 22,760          23,728
Investment                                                                  -              72
                                                                -------------  --------------
   Total assets                                                  $     41,053   $      39,219
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                           $      3,012   $      3,554
 Accounts payable and accrued liabilities                               6,241          4,178
 Taxes payable                                                          2,759          2,130
 Due to related companies                                               3,731          3,784
                                                                -------------  --------------
   Total current liabilities                                           15,743         13,646

Due to an immediate parent company                                      4,953          7,044
Due to joint venture partners                                           4,686          4,996
                                                                -------------  --------------
   Total liabilities                                                   25,382         25,686

Stockholders' equity:
  Common stock, $.0001 par value authorized - 107,000,000
  shares, issued and outstanding - 40,911,242 at
  September 25, 2002 and December 25, 2001                                 40             40
 Additional paid-in-capital                                             8,096          8,096
 Retained earnings                                                      7,535          5,397
                                                                -------------  --------------
   Total stockholders' equity                                          15,671         13,533
                                                                -------------  --------------

   Total liabilities and stockholders' equity                     $    41,053   $     39,219
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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            FOR THE               FOR THE
                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 25,         SEPTEMBER 25,
                                  ----------------------- -----------------------
                                      2002       2001        2002       2001
                                  ----------------------- -----------------------

Net sales                           $ 8,443     $ 7,713    $ 22,834    $ 21,017

Cost of goods sold                   (7,167)     (6,431)    (18,789)    (17,257)
                                     ---------  ---------  ---------   ---------
Gross profit                          1,276       1,282       4,045       3,760


Selling and distribution expenses      (224)      (301)        (780)       (787)

General and administrative
expenses                               (227)      (190)        (654)       (650)
                                     ---------  ---------  ---------   ---------
Income from operations                  825        791        2,611       2,323

Other income and expenses:
   Interest expense                     (48)       (18)        (197)       (207)
   Interest income                       52          -          143          67
                                     ---------  ---------  ---------   ---------
Income before provision for
income taxes                            829        773        2,557       2,183

Provision for income taxes             (104)       (73)        (419)       (176)
                                     ---------  ---------  ---------   ---------
Net income                          $   725    $   700     $  2,138    $  2,007
                                     =========  =========  =========   =========
Basic and diluted earnings per
common share                        $ 0.018    $ 0.017     $  0.052    $  0.049
                                     =========  =========  =========   =========
Weighted average shares used
to compute basic and diluted
net income per common share          40,911     40,911       40,911      40,911
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


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                       -------------------------
                                                       SEPTEMBER 25, SEPTEMBER 25,
                                                       ------------ ------------
2001
                                                       ------------ ------------


Cash flows from operating activities:
 Net income                                              $   2,138    $ 2,007
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization and depreciation                             1,212        809
   Loss on disposal of machinery and equipment                   2          -
   Provision for bad debts                                       5         (2)
   Effect on exchange difference                                 -         17
   Changes in assets and liabilities:
     Accounts receivable                                    (1,654)    (1,421)
     Other receivables, deposits and prepayments              (501)       101
     Inventories                                               321      2,968
     Accounts payable and accrued liabilities                2,063     (2,764)
     Taxes payables                                            629        691
                                                       ------------ ----------
Net cash provided by operating activities                    4,215      2,406
                                                       ------------ ----------
Cash flows from investing activities:
 Increase in related companies                                (783)         -
 Due to related companies                                      (53)         -
 Decrease in investment                                         72
 Proceeds from sale of property, machinery and equipment         4          -
 Purchases of property, machinery and equipment               (250)      (821)
                                                       ------------ ----------
Decrease in net cash used in investing activities           (1,010)      (821)
                                                       ------------ ----------
Cash flows from financing activities:
 Issuance of common stock                                        -      5,000
 Proceeds from short-term borrowings                         3,735      2,054
 Payments on short-term borrowings                          (4,277)    (3,345)
 Net decrease in due to an immediate parent company         (2,091)    (3,555)
 Net decrease in due to joint venture partners                (310)    (1,337)
                                                       ------------ ----------
Net cash used in financing activities                       (2,943)    (1,183)
                                                       ------------ ----------
Net increase in cash and bank deposits                         262        402

Cash and bank deposits at the beginning of the period        1,293      1,015
                                                       ------------ ----------
Cash and bank deposits at the end of the period          $   1,555    $ 1,417
                                                       ============ ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ALL INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED SEP 25, 2002 AND 2001 IS UNAUDITED)

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

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation (the 'Company"), was Incorporated in March l999. On December 13, 2001, the Company entered into a Share Exchange Agreement (the "Agreement") with Max Rutman ("Rutman"), Flagship Import Export LLC and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands ("Asia"). Pursuant to the Agreement, on December 13, 2001 (the "Closing"), the Company acquired from Asia all of its equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively, the "Subsidiaries") each of which in turn hold interests in separate sino-foreign joint ventures which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Company. At the closing, the Company transferred all of the assets to Rutman and Rutman assumed all of the liabilities associated with the transfer assets.

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

          New Dragon Asia Food Limited and its subsidiaries (the "Group" or "NDAC") a United States corporation incorporated under the laws of the British Virgin Islands, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC").

          On the date of the issuance of the 37,963,263 shares in connection with the Shares Exchange, the AMEX market quotation of the stock was $3.00 per share. NDAC included these costs approximating $3,134,000 in other expenses in the December 25, 2001 statements of consolidated operations and comprehensive income, computed utilizing a 20% discount of the above AMEX market quotation due to the restricted nature of the stock.

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

            Details of the companies comprising the Group are as follows:


                                                                     Percentage of
                                  Domicile and                      Equity Interest
                                    Date of             Paid-Up     Attributable to       Principle
     Name                         Incorporation         Capital        the Group          Activities
------------------------       -------------------   ------------  ----------------  -------------------


Mix Creation                     The British Virgin        US$        100%          Investment holding
Limited                               Islands          1,500,000
("MC") (a)                       November 7, 1997
New Dragon Asia Flour            The PRC                   RMB         90%(b)        Manufacture,
(Yantai) Company                                                                     marketing
Limited                          August 13, 1999       28,000,000                    and distribution of
("NDAFLY")                                                                           flour
Rich Delta Limited               The British Virgin        US$         100%          Investment holding
("RD") (a)                            Islands          1,500,000
                                  October 28, 1998
New Dragon Asia                       The PRC              RMB          90% (c)      Manufacture,
Food                                                                                 marketing
(Yantai) Company Limited         December 24, 1998     17,462,000                    and distribution of
("NDAFY")                                                                            instant noodles
Noble Point Limited              The British Virgin        US$          100%         Investment holding
("NP") (a)                             Islands          1,500,000
                                 October 29, 1998
 New Dragon Asia                       The PRC              RMB         90% (c)      Manufacture,
 Food                                                                                marketing
(Dalian) Company                 December 25, 1998       17,430,000                  and distribution of
Limited                                                                              instant noodles
("NDAFD")
Keen General                     The British Virgin         US$        100%          Investment holding
Limited                                Islands          1,500,000
("KG") (a)                          July 20, 1998
Sanhe New Dragon                       The PRC             RMB          80% (c)      Manufacture,
Asia                                                                                 marketing
Food Company                      December 25, 1998      51,191,432                  and distribution of
Limited                                                                              instant noodles
("SNDAF")



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

NOTE  3  -  INVENTORIES
      Inventories  consist  of  the  following  (in  thousands):

                                September  25,  December  25,
                                                     2002           2001
                                   ---------     ---------
               Raw  materials      $  3,893      $  3,730
               Finished  goods        2,050         2,534
                                   ---------     ---------
                                   $  5,943      $  6,264
                                   =========     =========

NOTE  4  -  EARNINGS  PER  SHARE  -  BASIC

          Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 25, 2002 and 2001, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242.


NOTE 5 -  INCOME TAXES

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

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

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

          Particulars of significant transactions between the Group and related companies are summarized below:




                                                                       FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 25,
                                                                          --------------------
                                                                             2002       2001
                                                                          --------- ----------
                                                                           US$'000    US$'000
Sale of finished goods to:
  Joint Venture Partner:
    Shandong Longfeng Group Company                                        121            40
  Related Parties:
    New Dragon Asia Food (Luoyang) Company Limited (2)                       -             1
    Shandong Longfeng Penglai Flour Company Limited                          2            15
    Sanhe (Yantai) Food Company Limited                                      -             3
    Xinliang Guo Liang Flour Company Limited                                 -             5
    Penglai Jinhai Food Company Limited                                    237             -
                                                                          --------------------
                                                                           360            64
                                                                          --------------------
Purchase of raw materials from:
  Joint Venture Partner:
    Shandong Longfeng Group Company                                          5             -
  Related Parties:
    Sanhe (Yantai) Food Company Limited                                     19            38
    Shandong Longfeng Penglai Flour Company Limited (1)                     35         2,026
    Longkou City Longfeng Colour Printing Packing Factory                  514           388
    Longkou City Longfeng Carton Printing Packing Factory                  369           245
                                                                          --------------------
                                                                           942         2,697
                                                                          --------------------


NOTE  7  -  CONTINGENCIES

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

OVERVIEW

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation (the "Company"), was incorporated in March 1999. On December 13, 2001, the Company entered into a Share Exchange Agreement (the "Agreement") with Max Rutman ("Rutman"), Flagship Import Export LLC and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands ("Asia"). Pursuant to the Agreement, on December 13, 2001 (the "Closing"), the Company acquired from Asia all of its equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively, the "Subsidiaries") each of which in turn hold interests in separate sino-foreign joint ventures, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Company. At the closing, the Company transferred all of the assets to Rutman and Rutman assumed all of the liabilities associated with the transfer assets.

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

     Our long term growth strategy includes the strategic acquisition of additional plants with regional brand recognition to increase our market share in China. A significant acquisition will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 25, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25,
--------------------------------------------------------------------------------
2001
----

     REVENUE

     Total revenue for the nine months ended September 25, 2002 were $22.8 million as compared to $21.0 million, an increase of 9% for the comparable period last year. The increase in revenues is mainly due to increased capacity in our flour mills as a result of the addition of three sub-contracting flour millers.

     NET  INCOME

Net income for the first nine months of 2002 increased 7% to $2.1 million compared to $2.0 million for the corresponding period last year. This increase is attributable to an increase in sales.

     ADMINISTRATIVE  AND  GENERAL  EXPENSES

     Administrative and general expenses for the nine months ended September 25, 2002 increased to $654 thousand or 1% compared to $650 thousand for the corresponding period in 2001. The increase was primarily due to costs associated with the addition of the three sub-contracting flour millers.

     SELLING  AND  DISTRIBUTION  EXPENSES

     Selling and distribution expenses for the nine months ended September 25, 2002 was $780 thousand which was a decrease of 1% from $787 thousand for the corresponding period of the prior year. This decrease was the result of lower transportation cost associated with the additional sub-contracting factories and their respective distribution outlets which were set up closer to the market.

THREE  MONTHS  ENDED SEPTEMBER 25, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
25,  2001
---------

     NET  SALES

     Net Sales for the third quarter of 2002 increased 9% to $8.4 million compared to $7.7 million for the corresponding quarter of 2001. The increase was attributed to the promotional sales held during the period.

     NET  INCOME

     Net income for the third quarter of 2002 was $725 thousand. This represents an increase of 4% from net income of $700 thousand from the comparable quarter of 2001.

     ADMINISTRATIVE  AND  GENERAL  EXPENSES

     Administrative and general expenses increased from $190 thousand for the third quarter of 2001 to $227 thousand for the third quarter of 2002, or 19%.
This increase is due to the start-up costs and administration of our recently acquired sub-contracting factories.

     SELLING  AND  DISTRIBUTION  EXPENSES

     Selling and distribution expenses decreased from $301 thousand for the third quarter of 2001 to $224 thousand, or 26%, for the corresponding period this year. The decrease was attributable to an increase in distribution outlets following the addition of three sub-contracting of factories in various locations which resulted in a reduction of transportation cost.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

     Cash and cash equivalents were $1.6 million as of September 25, 2002. This represents an increase of $138 Thousand from September 25, 2001. The increase was primarily due to a positive cash flow from operating activities. Net cash provided by operating activities for the nine months ended September 25, 2002 was approximately $4.2 million as compared to net cash generated from operating activities of approximately $2.4 million for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

     Accounts receivable and accounts payable increased by 32% and 18% respectively, from December 25, 2001 to September 25, 2002. There was a slight increase in accounts receivable due to our expansion of the distribution networks in new market outlets such as supermarkets. The increase in accounts payable was mainly due to an increase of purchase of raw materials. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal period ended September 25, 2002. The Company believes that internally generated funds together with available bank credit will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

INFLATION  AND  CHANGING  PRICES

     The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

FOREIGN  CURRENCY  RISK

     Substantially all of the revenues and expenses of the Company are denominated in the Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. With effect from 1st January, 1994, pursuant to the reforms of foreign exchange, conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the Group's net assets and income derived from its operations in the PRC.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and procedures

     Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company' s Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company's disclosure control and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company`s internal controls or in the other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART  II  -  OTHER  INFORMATION

ITEM  1.  Legal  Proceedings
None.

ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds
None.

ITEM  3.  Default  Upon  Senior  Securities
None.

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
None.

ITEM  5.  Other  Information
None.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

(a)       Exhibits:

          Exhibit  99.1: Certification

(b)       Reports  on  Form  8-K

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  14,  2002
                                             NEW  DRAGON  ASIA  CORP.
                                             By:  /s/  Willie  Lai
                                             -------------------------------
                                             Name:  Willie  Lai
                                             Title: Chief Financial Officer

                                  CERTIFICATION

     I,  Willie  Lai,  certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of New Dragon Asia
     Corp.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  14,  2002
                             /s/ Willie  Lai
                             --------------------------
                             Willie  Lai
                             Chief  Financial
                             Officer

                                  CERTIFICATION

     I,  Xue Dun Song,  certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of New Dragon Asia
     Corp.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  14,  2002
                             /s/ Xue Jun Song
                             --------------------------
                             Xue Jun Song
                             Chief Executive Officer