Form 10KSB
period 2002-12-25
NEW DRAGON ASIA CORP
filed 2003-04-09
CIK 1089590

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2002

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.

For the transition period from                      to

                             Commission file Number

                              NEW DRAGON ASIA CORP.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

              Florida                               88-0404114
 ----------------------------               ---------------------------------
 (State or other Jurisdiction             (I.R.S. Employer  Identification No.)
         of Incorporation)

        Room 1304, 13/F Wing On Centre,
              111 Connaught Road
              Central, Hong Kong
          ---------------------------                  -----------
    (Address of Principal Executive Offices)           (Zip Code)

                                 (852) 2815-9892
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
             Common Stock                                   Amex

          -------------------                       ---------------------

     Securities registered under Section 12(g) of the Exchange Act:


                                ----------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]  No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [x]

     State issuer's revenue for its most recent fiscal year $33,704,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of April 8, 2003 the aggregate market value of the common equity held by non-affiliates was $1,718,246.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 25, 2002 there were 40,911,242 shares outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

                              NEW DRAGON ASIA CORP.
                                   FORM 10-KSB
                                TABLE OF CONTENTS
                               --------------------

                                                                                                  PAGE
                                                   PART I                                       --------

Item 1.        Description of Business                                                             1

Item 2.        Description of Properties                                                           8

Item 3.        Legal Proceedings                                                                   9

Item 4.        Submission of Matters of a Vote of Security Holders                                 9

                                                  PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters               9

Item 6.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                          10

Item 7.        Financial statements                                                                12

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                          13

                                                  PART III
Item 9.        Directors and Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act                                              13

Item 10.       Executive Compensation                                                              15

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related
               Stock Matters                                                                       15

Item 12.       Certain Relationships and Related Transactions                                      16

Item 13.       Exhibits, List and Reports on Form 8-K                                              21

Item 14.       Controls and Procedures                                                             21

Signatures                                                                                         22

Financial Statements                                                                               F1



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under Business Risks contained in Part 1 of this Annual Report that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements.



     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS


     Certain statements we make in this Annual Report on Form 10-KSB (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:


     our belief concerning future sales and net earning growth;

     our belief concerning the growth of our cash flow;

     our ability to reduce selling, general and administrative expenses as a percentage of net sales;

     our belief that we have sufficient positive cash flow to support our working capital needs, capital expenditures and debt service requirements;

     our planned development, including capital expenditures; and

     our future results of operations, including sales and earnings per share growth.


     You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report and in the documents that are incorporated by reference (and in our other public filings, press releases, and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those experienced in the forward-looking statements.

OVERVIEW

Company History

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation, was incorporated in March 1999 as a holding company to acquire Tepual, S.A., a Chilean corporation (the "Company or company"). Until business operations were suspended, Tepual, S.A. was in the business of research and development and sales of vaccine products and production and control systems related to animal nutrition and health. The Company also sold, brokered and provided technical advice in the production of meals for feed used by the aquaculture, poultry and cattle farming industries. In addition, the company acquired 75% of Krisel, S.A. in 2000, a krill fishing company operating in Uruguay. Bio-Aqua's historical and current operations will sometimes be referred to as "Tepual operations" throughout this filing. Due to lack of working capital Bio Aqua suspended all of its operations early last year. On August 7, 2001, it was announced that it would seek to divest its current operations and acquire a new operating company with the goal of enhancing shareholder value.

     On December 13, 2001 we entered into a Share Exchange Agreement with, Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British
Virgin Islands. Pursuant to the Share Exchange Agreement, we acquired the "Acquisition" from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the
Subsidiaries  in  exchange  for  37,963,263   shares  of  common  stock  of  the
Registrant.

     Upon the closing of the acquisition, Max Rutman, Nestor Lagos Pedro Sayes and Oscar Cornejo resigned from the board of directors and on December 14, 2001 Xue Jun Song, Man Fai Leung, Shu Hua Zhang and Wing Leung Lai became members of our board of directors. The directors then elected Xue Jun Song as the Chief Executive Officer, Shu Hua Zhang as the Deputy General Manager and Wing Leung Lai as the Chief Financial Officer.

     As a result of the acquisition the registrant continued the operations of New Dragon Asia Food Limited. All operations of New Dragon Asia Food Limited are conducted through a Sino Joint Venture discussed below. A report on Form 8-K was filed with the Securities and Exchange Commission on December 27, 2001 with respect to the acquisition.


OVERVIEW OF NEW DRAGON ASIA FOOD LIMITED

     The New Dragon Asia Food Group was established in 1952 under the name "Long Feng Foods", as a grain and oil processing enterprise in the Shandong Province of the People's Republic of China ("PRC" or "China") and developed as one of the Province's leading flour millers. Long Feng developed into the leading flour milling group in China. In 1992 Long Feng established a manufacturing operation for instant noodles as the Chinese market for "convenience foods" was entering a prolonged growth phase. Through rapid increases in capacity and maintenance of consistent quality, Long Feng has established itself as one of China's leading manufacturers of flour and instant noodles with seven manufacturing plants and nationwide distribution.

     In 1998, the Hong Kong based New World Industrial Holdings Ltd., together with one of the largest Hong Kong food groups formed a Sino Foreign Joint Venture under the name "New Dragon Asia Food Limited" to acquire a controlling interest in seven of Long Feng's largest manufacturing subsidiaries. The objective of this venture was to combine Long Feng's China manufacturing capabilities and distribution network with the New World Industrial Holdings Ltd's financial strength with the joint venture partner's food industry management expertise and to capitalize on the rapid growth potential available for the Chinese fast food industry, both within China and internationally.

     New Dragon Asia Food Limited combined four of its largest and most profitable joint ventures as the "New Dragon Asia Food Group". These joint ventures are located in Dalian, Yantai and Sanhe and are listed as follows:

          o    New Dragon Asia Flour (Yantai) Company Limited

          o    New Dragon Asia Food (Yantai) Company Limited

          o    New Dragon Asia Food (Dalian) Company Limited

          o    Sanhe New Dragon Asia Food Company Limited

     Headquartered in the Shandong Province, management of New Dragon also operates sales and corporate offices in Hong Kong. Management draws on the unique combination of China food manufacturing experience, together with the marketing and branding skills of the Hong Kong partners.

     Our core business is twofold:- (1) the milling, sale and distribution of flour and related products, (2) the production of instant noodles, which we market and sell under regional brands through supermarkets and food stores. Our principal brand is "Long Fengi". On a consolidated basis, management estimated the Long Feng brand to be one of the top brands in China instant food industry.

INDUSTRY BACKGROUND

     "Fast food" in the form of instant noodles was introduced to China in the early 1980's following the commencement of the market economy in 1979. With rapidly rising income and living standards and rapid growth of the urban middle class, demand for quality convenience food grew rapidly.

     The increasing market for instant noodles, a staple "fast food" in Asia, has attracted foreign producers from Japan, Korea and Taiwan. While this has generated increased competition for high end manufacturers, more popular, national brand names such as Long Feng are well entrenched and are increasing both sales and market share as less efficient local brands are absorbed or eliminated. In a national survey taken in 2001, average annual per capita consumption of instant noodles in China was 15 packets compared with 80 in Korea and 44 in Japan. Management believes that growth potential in the China market, as consumers become increasingly affluent, is considerable.

     Consumption of instant noodles in China has increased dramatically as more women enter the work force. Further, sharply higher sales at airports, train stations and bus stations throughout the country reflect increasing business and leisure travel by the rapidly expanding middle class.

     Products

        o  Flour

     We produce and market a broad range of wheat flour for use in bread, dumplings, noodles and confectionary. Our flour products are marketed under the "Long Feng" brand name and sold throughout the country at both wholesale and retail levels. At the end of 2002, our product was split approximately 60% for flour products and 40% for instant noodles.

        o  Noodles

     We provide a wide range of instant noodles products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: packet noodles for home preparation and cup noodles for instant consumption.

     Product Quality

     Long Feng has a reputation for producing some of the highest quality food products in China. Our production plants operate to the highest level of hygiene and efficiency and are certified at the ISO9002 level. Most of our :state of the art" equipment is imported from Switzerland, Japan and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the "Long Feng" brand.

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

     We own and operate our manufacturing plants, which have an annual aggregate production capacity of approximately 175,000 tons of flour products and in excess of 110 million packets of instant noodles.

     Transportation and Distribution

     Our distribution system is a key to our continued success in developing "Long Feng" as the leading domestic brand in China. We have over 216 points of distribution of which 16 are direct sales offices, spread over 27 provinces in China. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.

     Rural distribution operations are facilitated by a large fleet of trucks owned by the New Dragon Asia Food Group which carry products bound for both wholesale and retail customers in outlying areas.

     Raw Materials

     The noodle's primary ingredient is flour, which is extracted from wheat through a milling process. A certain percentage of our flour needs are sourced from within the group with occasional purchases of high quality wheat from Australia and Canada. Wheat sourced by our milling operating from Shandong province is generally regarded as being the highest quality available in China. Other ingredients such as flavorings and additives are manufactured or processed within the group.


MARKETING AND SALES

     In China, marketing and promotion costs for manufactured products are generally absorbed by the distributor and the cost covered in the price ex-factory. As the China market has yet to be developed into a "nationwide branded image" market, most products are regionally marketed and distributed. Our sales and marketing strategy revolves principally around maintaining strong distribution relationships, continuously innovating with products and improving on our quality/price dynamic.


COMPETITION

     The instant noodle segment is highly competitive. We compete against well-established companies, and many smaller companies. Our largest competitors are the Master Kang and President groups, both based in Taiwan. We believe that we were one of the largest local manufacturers of noodles and flour in terms of production in China in 2002.

     Competition in the flour industry is also very keen. Based on our customer orientated strategy and continuous improvement of production process, the management believes the Company remains as a leading flour producer.

CUSTOMERS

     Our primary customer base for both our flour products and noodles is in the rural areas throughout China, where our brand has long been recognized as the highest quality available for the price. This market is growing rapidly as rural incomes increase. Brand loyalty is strongest in this sector. In contrast with our major competitors, "Master Kang" and "President", which are focused predominately in the more developed and competitive urban markets, our strength in the rapidly growing rural areas is underpinning our growth.

REGULATION

     We are subject, from time to time, to various laws and regulations administered by various state and local government bodies relating to the operation of our production facilities. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities, and we do not expect to make any material expenditure in 2003 with respect to compliance with any such regulations.

STRATEGY

     Our strategy is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our economies of scale. The following are some of the key elements of our business strategy:

     o    Increase the quantity of our products in rural distribution centers

     o    Continue to enhance our distributor relationships

     o Continuously improve product quality and diversify our product range with higher value added products

     o    Build strategic joint venture  relationships  with  multinational food
          groups  to  enhance   product  range  and   capitalize  on  our  China
          distribution network

     o    Strengthen the training of our employees

     o    Implement the use of technical software to increase labor efficiency

EMPLOYEES

     We  employ   approximately  1,400  employees.   The  Company  believes  its
relationships with its employees are good.


AVAILABLE INFORMATION


     The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.newdragonasia.com

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA


     All of our subsidiary companies operate from facilities that are located in
China.   Accordingly,   our   subsidiaries'   operations  must  conform  to  the
governmental regulations and rules of China.


     The Chinese Legal System


     The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws which are applied to our operation in China provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the States. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are mostly consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

     Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

     Economic Reform Issues

     Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     o    We will be able to capitalize on economic reforms;

     o The Chinese government will continue its pursuit of economic reform policies;

     o    The economic policies, even if pursued, will be successful;

     o    Economic policies will not be significantly altered from time to time;
          and

     o Business operations in China will not become subject to the risk of nationalization.

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

     Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures have included devaluation of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our manufacturing company's operations.

     To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

     China's Accession into the WTO

     On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.


ITEM 2. DESCRIPTION OF PROPERTIES

     Our corporate headquarters are located in Hong Kong. Our four manufacturing plants occupy over 71,397 sq. meters of facilities with over 29 noodle production lines and a 175,000 tons p.a. flour milling facility with 3 production lines, located in Dalian, Beijing and Yantai. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. Most of New Dragon's manufacturing facilities have been awarded ISO9002 quality certification.




                                                                                        RENTAL       ANNUAL
FACILITY                                     ADDRESS                   RENTAL BEGIN     EXPIRE    RENTAL (US$)    AREA ((C)O)
---------------                    --------------------------             ------        ------       ------       --------

Flour Mill,                No.10 Huangcheng Road(N),                         -            -            -            25,345
Noodle Factory,            Longkou, Shandong, P.R.C.
Condiment Factory

Noodle Factory             1 Yanjiao Jing ha Road(N),                        -            -            -            26,274
                           Beijing, P.R.C.

Noodle Factory             11 Dunhuang Street,                               -            -            -             6,363
                           Shahekou Zone, Dalian
                           Liaoning Province, P.R.C.

Flour Mill                 Wang Ling Po Village,                       11/18/01      03/18/10        6,988           6,594
                           Taian City, Shandong Province
                           P.R.C.

Flour Mill                 290 Zhen Xing Steet,                        01/01/02      12/31/05       66,265           5,772
                           Xinsian City, Shandong Province
                           P.R.C.

Flour Packaging            Fuhao Village, Xu Xin Zhuang                03/18/01      03/18/31        1,204           1,049
                           Town, Tong Zhou District,
                           Beijing, P.R.C.
                                        8

ITEM 3. LEGAL PROCEEDINGS


     We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. None of our directors, officers or affiliates, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse ours or have a material interest adverse to ours in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Prices of Common Stock

     Our common stock is traded on the American Stock Exchange under the symbol i(degree)NWDi+/-. The high and low bid prices of the common stock as reported on AMEX for the time periods indicated are set forth on the table below.

                                                         PRICE RANGE
                                                 ------------------------------
                                                     HIGH                LOW
                                                 ---------------- -------------
  FISCAL YEAR ENDED DECEMBER 25, 2001
  First Quarter                                   $      0.65        $    0.18
  Second Quarter                                  $      0.28        $    0.20
  Third Quarter                                   $      1.20        $    0.21
  Fourth Quarter                                  $      3.04        $    0.81

  FISCAL YEAR ENDED DECEMBER 25, 2002
  First Quarter                                   $      2.30        $    1.16
  Second Quarter                                  $      2.20        $    1.20
  Third Quarter                                   $      1.94        $    0.35
  Fourth Quarter                                  $      1.04        $    0.30

(b) Shareholders

     Our common shares are issued in registered form. American Stock Transfer, Brooklyn, New York, is the registrar and transfer agent for our common stock. As of March 15, 2003, there were 40,911,242 shares of our common stock outstanding and we had approximately 500 shareholders of record.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following is management's discussion and analysis of certain significant factors which have affected the Company's consolidated financial position and consolidated operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of current management.

OVERVIEW

     On December 13, 2001, the Company entered into a Share Exchange Agreement with, Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 3, 2001 (the "Closing"), the Company acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn hold an interest in a separate Sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant. At the closing, the Company transferred all of its assets to Mr. Rutman and Mr. Rutman assumed all of the Company's liabilities. As such, the following discussion relates to the consolidated financial results of New Dragon Asia Limited only.

     The consolidated financial statements are presented in US dollars. Transactions and monetary assets denominated in currencies other than the US dollars are translated into US dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into US dollars at the applicable rate of exchange at the balance sheet date. There are no material exchange differences as a result of the stability of the Renminbi ("RMB") during the periods covered by the consolidated financial statements.

RESULTS OF OPERATIONS

     The Company generated revenues of $33.7 million for the fiscal year ended December 25, 2002, which was a $3.6 million or 12% increase from $30.1 million for the fiscal year ended December 25, 2001. This increase is the result of increased sales of instant noodles in two of New Dragon's joint ventures in Dalian and Yantai, and an increase in the sale of flour products of $2.7 million in New Dragon's flour production joint venture in Shandong which has expanded its product line. The Company is currently operating at or near full capacity in both flour and noodle production in the peak season. Acquisition of additional capacity in the future will facilitate continued sales growth.

     The Company's sale promotion programs have resulted in an increase in selling and distribution expenses of 89%. Selling and distribution expenses increased from $ 548 thousands for the fiscal year ended December 25, 2001 to $1.2 million for the fiscal year ended December 25, 2002. General and administrative expenses decreased by $ 740 thousand mainly due to the collection of previously written off accounts receivable and current year reallocation of various general and administrative expenses into cost of sales. Income before non-recurring item and provision for income taxes for the year ended December 25, 2002 was $4.8 million, an increase of 3% over the 2001 fiscal year result.

     Net income was $4.2 million or $0.1 per share on a fully diluted basis. This represents an increase of 380% from the net income of $ 866 thousand in 2001. This increase is mainly due to a one-time charge taken last year in connection with the issuance of 1.3 million shares of common stock issued to our advisers in connection with the acquisition from New Dragon Asia Food Limited on December 13, 2001. The charge is based on a discount to the average ten-day closing bid price of our stock prior to December 13, 2001.

     Financial Condition, Liquidity, Capital Resources

     Net cash provided by the operating activities of the Company during the year ended December 25, 2002 was $5.6 million arising primarily from increased net income and an increase in accounts payable.

     Inflation  and  Changing  Prices

     The Registrant does not foresee any adverse effects on its earnings as a result of inflation or changing prices.


APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     The preparation of the Company's financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the Company's estimates and assumptions are reasonable under the circumstance; however, actual results may vary from these estimates and assumptions under different future circumstances. Management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Contractual Joint Ventures - A contractual joint venture is an entity established between the Group and another joint venture partner, with the rights and obligations of each party governed by a contract. If the Group owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary. Revenue Recognition - The Group recognizes sales in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Group's sales made in Mainland China are subject to Mainland Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Group on purchases ("input VAT").

Inventories - Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attribute portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

ITEM 7. FINANCIAL STATEMENTS

(a) Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Independent Auditors` Reports

     2. Consolidated Balance Sheets of New Dragon Asia Corp. and Subsidiaries as of December 25, 2002 and 2001

     3. Consolidated Statements of Income and Comprehensive Income of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2002 and December 25, 2001

     4.   Consolidated  Statements  of Stockholder Equity of New
          Dragon Asia Corp. and Subsidiaries For the years ended December 25, 2002 and 2001

     5. Consolidated Statements of Cash Flows of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2002, 2001

     6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective, August 1, 2002, the Company dismissed Spear, Safer, Harmon & Co. ("SSHC"), as the Company's independent auditors. Effective August 13, 2002, the Company engaged Grobstein, Horwath & Company, LLP ("GH&C") as the Company's new independent auditors. The dismissal of SSHC and the engagement of GH&C were each approved by the Company's Board of Directors.

       Prior to the engagement of GH&C, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's consolidated financial statements.

       SSHC audited the Company's financial statements for the period from December 26, 2000 to December 25, 2001 and reviewed the Company's interim financial statements through March 25, 2002. SSCH's independent Auditors` report as of December 31, 2001 for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

       During the period from inception to August 21, 2002, there were no disagreement with SSHC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SSHC, would have caused such firm to make reference to the subject matter of the disagreements in connection with its independent auditors` report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from inception to August 12, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of December 25, 2002. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


          NAME                    AGE               POSITION HELD
-------------------------     -----------   ----------------------------------
  Xue Jun Song                     54       Chief Executive Officer, Director
  Wing Leung Lai                   46       Chief Financial Officer, Director
  Shu Hua Zhang                    40       Deputy General Manager, Director
  Man Fai Leung                    45       Independent Non-executive Director
  Qi Xue                           51       Independent Non-executive Director


                                       13


     Mr. Xue Jun Song is our chairman. He is the founder of the group and has over 19 years experience in the food business. He is primarily responsible for business development and overall company management. He is a member of National Food Industry Entrepreneurs' Council and a committee member of China National Food Industry Association.

     Mr. Wing Leung Lai has served as chief financial officer since September 2000. He received his bachelor degree in Banking and Insurance from the University of North Wales, Bangor, in the United Kingdom, a masters degree in Business Administration from the University of East Asia in Macau and a masters degree in Accounting from the University of New South Wales in Australia. He is a fellow member of the CPA Australia and an associate member of the Hong Kong Society of Accountants. From 1990 to 1998, Mr. Lai served as finance director of Albatronics (Far East) Co., Ltd. and was the finance director of Ying Wing Holdings Ltd. from 1998 to 1999.

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

     Mr. Man Fai Leung graduated from Manchester Polytechnic in the U.K. with a bachelors degree in accounting and finance and a masters degree from the University of New South Wales in Australia in professional accounting. He is an associate member of the Hong Kong Society of Accountants and the CPA Australia. Since 1995, he is an executive director and financial controller of the Lerado Group (Holding) Company Ltd.

     Mr. Qi Xue graduated from The Official Institute of Beijing Chemical Industry Management with high diploma of industrial accounting in 1987. He is an associate member of The Chinese Institute of Certified Public Accountants. Since 1999, he is the Principal of the Longkou Huayu Certified Public Accountants Co. Ltd.

     Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.


     There are no family relationships between the directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended. 14

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during fiscal years ended December 25, 2000, 2001 and 2002 to our Chief Executive Officer. None of our executive officers received compensation in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                      ------------------------------------------
                                                                                       AWARDS         PAYOUTS
                                                                                       -------        -------
                                                            OTHER                    SECURITIES
                                                            ANNUAL     RESTRICTED    UNDERLYING         LTIP        ALL OTHER
  NAME AND PRINCIPAL                 SALARY    BONUS     COMPENSATION    STOCK        OPTIONS/        PAYOUTS     COMPENSATION
       POSITION            YEAR        ($)       ($)         ($)       AWARD(S)($)    SARS (#)          ($)            ($)
   ---------------        ------     ------     ------    ----------  ----------      --------        --------     ----------

Xue Jun Song               2002         -         -           -            -              -              -              -
                          -----       -----     -----       -----        -----          -----          -----          -----
Xue Jun Song               2001         -         -           -            -              -              -              -
                          -----       -----     -----       -----        -----          -----          -----          -----
Xue Jun Song               2000         -         -           -            -              -              -              -
                          -----       -----     -----       -----        -----          -----          -----          -----


     We do not maintain, nor have we maintained in the past, any employee benefit plans. No executive officer has been granted stock options.


                                          OPTION GRANTS IN LAST FISCAL YEAR

                             Number of      Percent of Total
                             Securities      Options Granted
                             Underlying      to Employees in   Exercise or Base   Market Price on
          Name            Options Granted      Fiscal Year           Price           Grant Date      Expiration Date
-----------------------  ------------------ ----------------- ----------------- ------------------- ------------------

Xue Jun Song                    --                 --                 --                --                 --


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                Value of Unexercised
                                                                       Number of Unexercised        in The Money
                                                                       Securities Underlying       Option/SARS at
                                                                       Options/SARS at FY-End        FY-End ($)
                           Shares Acquired on           Value             (#) Exercisable/          Exercisable/
NAME                          Exercise (#)          Realized ($)           Unexercisable            Unexercisable
-------------------- -------------------------- -------------------   ------------------------ ------------------------

Xue Jun Song                       --                    --                     --                       --



                                        EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be        Weighted-average           future issuance under
                                  issued upon exercise of         exercise price of        equity compensation plans
                                   outstanding options,         outstanding options,         (excluding securities
                                    warrants and rights          warrants and rights       reflected in column (a))
        Plan Category                       (a)                          (b)                          (c)
-----------------------------   ---------------------------- -------------------------- -----------------------------

Equity compensation plans                   N/A                          N/A                          N/A
   approved by security
   holders

Equity compensation plans not               N/A                          N/A                          N/A
   approved by security
   holders

Total                                   ___________                  ___________                  ___________

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of our common shares owned by record, or to our knowledge, beneficially, by each of our Officers or Directors and by each person owning five percent or more of our outstanding shares, as of December 25, 2002. The percentage ownership is based upon 40,911,242 shares outstanding on December 31, 2002.

     Each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name:


                                            TOTAL NUMBER         PERCENTAGE
               NAME                          OF SHARES           OWNERSHIP
-------------------------------            ----------------    --------------
New Dragon Asia Food Ltd.                     35,183,754               86%
All Directors and Executive                          -0-               --
Officers (5 persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The particulars of significant related party transactions are summarized below:


                                                               2002                     2001
                                                             (US$'000)                (US$'000)
                                                      ---------------------  ------------------------
Sale of finished goods to:-
    A joint venture partner, Shandong
    Longfeng Group Company                             $              419      $                 83

    Related Parties:-
    Zhang Guo Quan(5)                                                 980                         -
    Penglai Jinhai Food Company Limited(4)                            344                         -
    Longkou City Longfeng Colour Printing Packing                       7                         -
    Factory (3)(6)
    Shandong Longfeng Group Trading Company(1)                          2                         -
    Sanhe (Yantai) Food Company Limited(1)                              1                         -
    Shandong Longfeng Penglai Flour Company Limited(3)                  -                        62
    New Dragon Asia Food (Luoyang) Company Limited(2)                   -                         1
                                                      ---------------------  ------------------------
                                                       $            1,753      $                146
                                                      =====================  ========================





                                                                2002                    2001
                                                             (US$'000)                (US$'000)
                                                      ---------------------  ------------------------
Purchase of raw materials from:-
    A joint venture partner, Shandong
    Longfeng Group Company                            $                 8    $                    -
    Related Parties:-
    Longkou City Longfeng Colour Printing Packing                     907                       688
    Factory(3)(6)
    Longkou City Longfeng Carton Packing Factory(3)(6)                710                       424
    Sanhe (Yantai) Food Company Limited(1)                             19                        48
    New Dragon Asia Food (Chengdu) Company Limited(2)                  11                         -
    New Dragon Asia Food (Luoyang) Company Limited(2)                   1                         -
    New Dragon Asia Food (Yueyang) Company Limited(2)                   1                         -
    Shandong Longfeng Penglai Flour Company Limited(3)                  -                       924
    Xinxiang Guoliang Flour Company Limited(5)                          -                        37
                                                      ---------------------  ------------------------
                                                      $             1,657    $                2,121
                                                      =====================  ========================

                                                                         2002                      2001
                                                                      (US$'000)                 (US$'000)
                                                               -----------------------   -----------------------
Pre-determinded annual fee charged by joint venture partners:
 Shandong Longfeng Group Company                                $               78         $              78
 Shandong Longfeng Flour Company Limited                                        36                        36
                                                              ========================   =======================
                                                                $              114         $             114
                                                              ========================   =======================



                                2002                  2001
                             (US$'000)             (US$'000)
                        -------------------- --------------------
Interest income earned
from short-term advances
to an immediate parent
company:
  New Dragon Asia
  Food Limited          $               188   $                67
                        -------------------- --------------------
Interest expenses paid to a joint venture partner:
  Shandong Longfeng
  Group Company         $                18   $                18
                        -------------------- --------------------
Rental income from joint venture partner:
  Shandong Longfeng
  Group Company         $                64   $                64
                        -------------------- --------------------

Summary of related party balances is as follows:


                                2002                  2001
                             (US$'000)             (US$'000)
                        -------------------- --------------------
Due to an immediate
parent company, net
consisting of:
  New Dragon Asia
  Food Limited          $             5,782   $             7,044
                        -------------------- --------------------



     The net  amount  due to New  Dragon  Asia Food  Limited  is  unsecured  and
non-interest   bearing,   except  for  an  amount  due  from  that   Company  of
approximately $3,538,000 which bears interest at 6% per annum.


         During the year, some machinery was acquired from New Dragon Asia Food Limited at a consideration of $796,000.


                                                                        2002                2001
                                                                     (US$'000)            (US$'000)
                                                              -------------------- --------------------
Due to joint venture partners, net, consisting of:
 Shandong Longfeng Group Company                                 $         3,762     $           4,311
 Shandong Longfeng Flour Company Limited                                   1,809                 1,770
                                                              -------------------- --------------------
                                                                           5,571                 6,081
                                                              -------------------- --------------------


     The amounts due to joint venture partners are unsecured and non-interest bearing, except for an amount due to Shandong Longfeng Group Company of $280,723 which bears interest at 6.48% per annum.



                                       2002                  2001
                                    (US$'000)             (US$'000)
                               -------------------- ---------------------
D Due from related
companies consisting of:
  Sanhe New Dragon Food
  Process Company Limited(1)   $                --   $                19
  Shandong City Longfeng
  Soybean Food Company
  Limited (1)                                   --                    22
  New Dragon Asia Food
  (Yueyang) Company Limited
  (2)                                          329                   329
  New Dragon Asia Food
  (Luoyang) Company Limited
  (2)                                          791                   783
  New Dragon Asia Food
  (Chengdu) Company Limited
  (2)                                          551                   551
  Penglai Jinhai Food                          372                    --
  Company Limited(4)
  Shandong Longfeng Group                       12                    --
  Trading Company(1)
  Shandong Longfeng Oceanic
  Foodstuff Company                             10                    --
  Limited(1)
  Zhang Guo Quan(5)                            434                    --
                               -------------------- ---------------------
   Total                       $             2,499   $             1,704
                               ==================== =====================


     The amounts due from related companies are unsecured and non-interest bearing, and are repayable on demand.

                                       2002                  2001
                                     (US$'000)             (US$'000)
                               -------------------- ---------------------
Due to related companies
  consisting of:
  Dalian Mei Long Food
  Company Limited(3)            $                --   $             1,052
   ongfeng Food Company
  Limited(3)                                    133                   169
  Longkou City Longfeng
  Colour Printing Packing
  Factory(3)(6)                                 463                   123
  Longkou City Longfeng
  Carton Packing Factory(3)(6)                   --                    30
  New Dragon Asia Food
   (Luoyang) Co Ltd(2)                            6                    --
  Ningbo Hai Fu Sheng(4)                          2                    --
  Penglai Jinhai Food Company
    Limited(4)                                    2                    --
  Sanhe Senji Food Technology
    Development Company
    Limited(1)                                  120                    --
  Sanhe (Yantai) Food Company
   Limited(1)                                    76                   220
  Shandong Longfeng Penglai
  Flour Company Limited(3)                       --                   722
  Yantai Mei Long Oil and
  Food Company Limited(3)                        --                 1,468
                               -------------------- ---------------------
                                $               802   $             3,784
                               ==================== =====================

     The amounts due to related Companies are unsecured, non-interest bearing and are repayable on demand.

     The bank facilities of the Group are secured by corporate guarantee provided by Shandong Longfeng Group Company, a joint venture partner.

     (1) Shandong Longfeng Group Company has a beneficial interest in these companies.

     (2) These companies are wholly owned  subsidiaries of NDAFL.

     (3) Mr. Xue Jun Song, a director of each of the companies, has a beneficial interest in these companies.

     (4) Mr. Zhen Gu Song, the son of Mr. Xue Jun Song, has a beneficial interest in these companies.

     (5) Lessor of one of our sub-contracted factories.

     (6) Mr. Xue Jun Song ceased to be a director of SHANDONE LONGFENG GROOP COMPANY on January 7, 2002.

      In the opinion of the directors of each of the Group companies, the above related party transactions were carried out in the usual course of business.

ITEM 13. EXHIBITS AND REPORTS ON 8K

(a) The following is a list of exhibits filed as a part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


     Exhibit
      Number                                           Description
--------------                                        --------------

2.1 Share Exchange Agreement dated as of December 18, 2001, incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001

3.1                 Revised Articles of Incorporation

3.2                 Bylaws,  incorporated  herein by reference from our filing on the Definitive Proxy
                    14/A filed on October 11, 2001

23.1                Consent of Spear, Safer, Harmon & Co.

99.1                Certification of Chief Executive  Officer and Chief Financial  Officer pursuant to
                    18 U.S.C.  1350 as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                    2002
----------

 * Filed herewith.

(b) Form 8-K filed on December 27, 2001, regarding the acquisition from New Dragon Asia Food Limited.

(c) Form 8-K filed on August 16, 2002 as amended by Form 8-K/a filed on August 28, 2002, regarding change in auditors.

ITEM 14. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Chief Financial Officer, after evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in US Exchange Act Rules 13a-14(c)) within 90 days of the date of this Form 10-KSB, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to them by others within the Company, particularly during the period in which this 10-KSB was being prepared.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date our Chief Executive Officer and our Chief Financial Officer completed their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW DRAGON ASIA CORP.

Dated: April 9, 2003                   By /s/ Xue Jun Song
                                       ------------------------------
                                       Name: Xue Jun Song
                                       Title: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2003                   By /s/ Xue Jun Song
                                       ------------------------------
                                       Name: Xue Jun Song
                                       Title: Chief Executive Officer, Director

Dated: April 9, 2003                   By /s/ Shu Hua Zhang
                                       ------------------------------
                                       Name: Shu Hua Zhang
                                       Title: Deputy General Manager, Director

Dated: April 9, 2003                   By /s/ Wing Leung Lai
                                       ------------------------------
                                       Name: Wing Leung Lai
                                       Title: Chief Financial Officer, Director

Dated: April 9, 2003                   By /s/ Man Fai Leung
                                       ------------------------------
                                       Name: Man Fai Leung
                                       Title: Director

Dated: April 9, 2003                   By /s/ Qi Xue
                                       ------------------------------
                                       Name: Qi Xue
                                       Title: Director

                                  CERTIFICATION
I, Xue Jun Song, certify that:

1.    I have reviewed this report on Form 10-KSB of New Dragon Asia Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        /S/  XUE JUN SONG
                                                        ------------------------
April 9, 2003                                           Xue Jun Song
                                                        Chief Executive Officer

                                  CERTIFICATION
I, Wing Leung Lai, certify that:

1.    I have reviewed this report on Form 10-KSB of New Dragon Asia Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                                     /s/ Wing Leung Lai
                                                    ------------------------
April 9, 2003                                        Wing Leung Lai
                                                     Chief Financial Officer

TABLE OF CONTENTS
-----------------

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 25, 2002 AND 2001



                                    CONTENTS

                                                                  PAGE
                                                                -------
Independent Auditors` Report of Grobstein, Horwath &
Company LLP                                                       F-1

Independent Auditors` Report of Spear, Safer, Harmon & Co.        F-2


Consolidated Balance Sheets                                       F-3

Consolidated Statements of Income and Comprehensive
Income                                                            F-4

Consolidated Statements of Stockholders`
Equity                                                            F-5

Consolidated Statements of Cash Flows                       F-6 - F-7

Notes to Consolidated Financial Statements                 F-8 - F-27

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries as of December 25, 2002 and the related consolidated statements of Income and Comprehensive Income, stockholders` equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2002 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



Grobstein, Horwath & Company LLP

March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries as of December 25, 2001, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for the year ended December 25, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Spear, Safer, Harmon & Co.


Miami Florida


April 12, 2002


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                           Consolidated Balance Sheets


                           December 25, 2002 and 2001

                                                                               2002                      2001
                                                                            (US$'000)                  (US$'000)

                                ASSETS                               ----------------------    ---------------------
Current Assets:
    Cash and cash equivalents                                          $             628         $            1,293
    Restricted cash                                                                  181                          -
    Accounts receivable, net                                                       7,328                      5,110
    Other receivables, deposits and prepayments                                    1,066                      1,409
    Inventories                                                                    5,202                      5,327
    Due from related companies                                                     2,499                      1,704
                                                                     ----------------------    ---------------------
                                        Total Current Assets                      16,904                     14,843
    Property, machinery and equipment, net                                        19,340                     19,508
    Land use rights, net                                                           4,110                      4,220
    Investment                                                                         -                         72
                                                                     ----------------------    ---------------------
    Total Assets                                                       $          40,354         $           38,643
                                                                     ======================    =====================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                              $           3,614         $            3,554
    Accounts payable                                                               4,728                      3,440
    Other payables and accruals                                                    1,282                        738
    Taxes payable                                                                    889                        469
    Due to related companies                                                         802                      3,784
                                                                     ----------------------    ---------------------
    Total Current Liabilities                                                     11,315                     11,985
    Due to New Dragon Asia Food Limited                                            5,782                      7,044
    Due to joint venture partners                                                  5,571                      6,081
                                                                     ----------------------    ---------------------
    Total Liabilities                                                             22,668                     25,110
                                                                     ----------------------    ---------------------
    Stockholders' Equity:
    Common stock, par value US$0.0001; authorized - 107,000,000 shares; outstanding and fully paid - 40,911,242 shares as of
    December 25, 2002 and 2001                                                         4                          4
    Additional paid-in capital                                                     8,132                      8,132
    Retained earnings                                                              9,550                      5,397
                                                                     ----------------------    ---------------------
    Total Stockholdersi- Equity                                                   17,686                     13,533
                                                                     ----------------------    ---------------------
    Total Liabilities and
    Stockholders' Equity                                               $          40,354         $           38,643
                                                                     ======================    =====================

The accompanying notes are an integral part of these financial consolidated statements.



                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


           Consolidated Statements of Income and Comprehensive Income


                 For the Years Ended December 25, 2002 and 2001

                                                                      2002                      2001
                                                                   (US$'000)                 (US$'000)
                                                           ------------------------   -----------------------

Net Sales                                                    $           33,704         $          30,135
Cost of Goods Sold                                                      (27,596 )                 (24,092 )
                                                           ------------------------   -----------------------
Gross Profit                                                              6,108                     6,043

Operating Expenses:
         Selling and distribution expenses                               (1,161 )                    (613 )
         General and administrative expenses                               (601 )                  (1,341 )
                                                           ------------------------   -----------------------
Income from Operations                                                    4,346                     4,089
Other Income and Expenses:
                  Interest expense                                         (265 )                    (200 )
                  Interest income                                           194                        88
                  Other income                                              487                       642
                                                           ------------------------   -----------------------
Income Before Non-recurring Item and Provision for Income
Taxes                                                                     4,762                     4,619
Non-recurring Costs of Share Exchange                                        --                    (3,134 )
                                                           ------------------------   -----------------------
Income Before Provision for Income Taxes                                  4,762                     1,485
Provision for Income Taxes                                                 (609 )                    (619 )
                                                           ------------------------   -----------------------
Net Income and Comprehensive Income                          $            4,153         $             866
                                                           ========================   =======================
Basic and Diluted Earnings Per Common Share                  $             0.10         $            0.02
                                                           ========================   =======================
Weighted Average Shares Used to Compute Basic and Diluted
Net Income per Common Share                                              40,911                    40,911
                                                           ========================   =======================

The accompanying notes are an integral part of these consolidated financial statements.


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                 For the Years Ended December 25, 2002 and 2001


                                            Class A
                                             Common                Additional                                      Total
                                             Stock                  Paid-In                Retained             Stockholders'
                                   No.of shares      Amount         Capital                Earnings               Equity
                                    (000)          (US-OOO)        (US-000)               (US-000)               (US-000)
                                  -------------- -----------  ---------------------  --------------------   -----------------------



Balance at December 25, 2000              1049   $  --           $          --        $         4,544           $       4,544

Conversion of Bio Aqua Shares            1,700      --                       2                     --                       2

Issuance of Common Stock in
  Connection with:

   Exchange agreement                   35,184       4                   4,996                    (13)                  4,987

      Consulting, investment
      banking and legal
      services                           2,978      --                   3,134                     --                   3,134

Net Income for the Year Ended
  December 25, 2001                                 --                      --                    866                     866
                                  -------------- -----------  ---------------------  --------------------   -----------------------

Balance at December 25, 2001            40,911       4                   8,132                  5,397                  13,533

Net Income for the Year Ended
  December 25, 2002                                 --                      --                  4,153                   4,153
                                  -------------- -----------  ---------------------  --------------------   -----------------------
Balance at December 25, 2002            40,911     $ 4          $        8,132         $        9,550            $     17,686
                                  ============== ===========  =====================  =====================  =======================


The accompanying notes are an integral part of these consolidated financial statements.



                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows


                 For the Years Ended December 25, 2002 and 2001


                                                              2002                   2001
                                                            (US$'000)              (US$'000)
                                                      ---------------------- ------------------------
Cash Flows from Operating Activities:
    Net income                                        $              4,153   $                 866
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                1,251                  1,264
         Stock issued in connection with investment
         services                                                        --                  3,134
         Provision for bad debts                                        134                     87
         Loss on disposal of machinery and equipment                      5                      4
         Sources and (uses) of cash from changes in
         operating assets and liabilities:
           Accounts receivable                                       (2,352)                (2,460)
           Other receivables, deposits and
           Prepayments                                                  343                   (197)
           Inventories                                                  125                    655
           Accounts Payable                                           1,288                 (1,498)
           Other payables and accruals                                  544                    309
           Tax payables                                                 420                 (1,314)
                                                      ---------------------- ------------------------
Net Cash Provided by Operating Activities                             5,911                    850
                                                      ---------------------- ------------------------

Cash Flows from Investing Activities:
    Increase in amounts due from related companies                    (795)               (1,704)
    Decrease (increase) in investment                                   72                   (72)
    Increase (decrease) in amounts due to related
    companies                                                       (2,972)                3,784
    Purchases of property and equipment                               (978)               (2,663)
                                                      ---------------------- ------------------------
Net Cash Used in Investing Activities                              ( 4,683)                ( 655)
                                                      ====================== ========================





                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                 For the Years Ended December 25, 2002 and 2001


                                                       2002                  2001
                                                     (US$'000)             (US$'000)
                                                 ---------------------- ------------------------

Cash Flows from Financing Activities:
    Issuance of common stock                                     --                 4,989
    Increase in restricted cash                                (181)                   --
    Proceeds from short-term borrowings                       6,988                    --
    Payments on short-term borrowings                        (6,928)                  (33)
    Decrease in due to New Dragon Asia Food limited
    company                                                  (1,262)               (9,756)
    Increase (decrease) in due to joint venture
    partners                                                   (510)                4,883
                                                 ---------------------- ------------------------
Net Cash (Used in) Provided by
Financing Activities                                         (1,893)                   83
                                                 ---------------------- ------------------------
Net Change in Cash and Cash Equivalents                        (665)                  278

Beginning Cash and Cash Equivalents                           1,293                 1,015
                                                 ---------------------- ------------------------
Ending Cash and Cash Equivalents                 $              628     $           1,293
                                                 ====================== ========================
Supplemental  disclosures
of cash Flow  information:
Cash paid during the year for:
     Interest                                    $              292     $             125
     Income taxes                                               426                   132
Non cash investing and financing activities:
     Conversion of outstanding Bio Aqua shares                   --                     2
     Issuance of common stock in connection with
     exchange agreement                                          --                 5,000




The accompanying notes are an integral part of these consolidated financial statements.


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements


                     Years Ended December 25, 2002 and 2001


NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS


New Dragon Asia Corp. (formerly Bio-Aqua Systems, Inc.) and its subsidiaries (the "Group" or "NDAC"), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China
("PRC"). NDAC has its principal offices in Hong Kong. The group of NDAC is composed of four limited liability companies, incorporated under the laws of the British Virgin Islands (BVI).


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


On December 13, 2001 Bio-Aqua entered into a Share Exchange Agreement (the "Exchange Agreement") with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Exchange Agreement, Bio-Aqua acquired from New Dragon Asia Food Limited all of its equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn holds an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant.


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


As conditions of the Exchange Agreement, the Company amended its Articles of Incorporation to:

   1)Change the name of the Company to New Dragon Asia Corp.

   2)Convert all the previously existing Class A and Class B common stock into a single class of common stock.

   3)Increase its authorized capital stock to 107,000,000 shares.

   4)Max Rutman (through his ownership interest in Flagship Import Export LLC) and Atik S.A., owners of all of the previously existing 1,700,000 shares of the Class B common stock, agreed to convert their Class B shares to Class A common stock.

In connection with the terms and provisions of the Exchange Agreement, Bio-Aqua issued 1,335,912 shares of restricted common stock to investment advisors and attorneys in connection with services rendered to effectuate the exchange of shares. At the date of issuance of the shares, the AMEX market quotation of the stock was $3.00 per share. NDAC has included these costs approximating
$3,134,000 in other expenses in the accompanying statement of consolidated income and comprehensive income for the year ended December 25, 2001, computed by applying a 20% discount to the above AMEX market quotation due to the restricted nature of the stock.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)


The Group is subject to, among others, the following operating risks:


COUNTRY RISK -- As all of the Group's operations are conducted in the PRC, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.


In addition, all of the Group's revenue is denominated in Renminbi ("RMB") which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.


OPERATING RISK -- The Group conducts its manufacturing and sales operations through joint ventures established between the Group and certain PRC parties. Any deterioration of these strategic relationships may have an adverse effect on the operations of the Group.


CONCENTRATION OF CREDIT RISK -- Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Group's customer base, and their dispersion across the PRC. In addition, the Group performs ongoing credit evaluations of each customer's financial condition and maintains reserves for potential credit losses. Such losses in the aggregate have not exceeded management's expectations.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)


Details of the companies comprising the Group are as follows:



                                                                   Percentage of
                         Domicile and                             Equity Interest
                           Date of              Paid-Up           Attributable to               Principal
        Name            Incorporation           Capital              the Group                 Activities
-------------------  ---------------------  -----------------   ------------------- ----------------------------


Mix Creation Limited     The British             US$1                 100% (a)        Investment holding
("MC")                  Virgin Islands
                       November 7, 1997

Rich Delta Limited       The British             US$1                 100% (a)        Investment holding
("RD")                  Virgin Islands
                       October 28, 1998

Noble Point Limited      The British             US$1                 100% (a)        Investment holding
("NP")                 Virgin Islands
                       October 29, 1998

Keen General Limited     The British             US$1                 100% (a)        Investment holding
("KG")                 Virgin Islands
                        July 20, 1998

New Dragon Asia            The PRC                RMB                   90% (b)       Manufacture, marketing and
Flour                  August 13, 1999        28,000,000                              distribution of flour
(Yantai) Company
Limited
("NDAFLY")

New Dragon Asia Food       The PRC                RMB                   90% (c)       Manufacture, marketing and
(Yantai) Company       December 24, 1998       17,462,000                             distribution of instant
Limited                                                                               noodles
("NDAFY")

New Dragon Asia Food       The PRC                RMB                   90% (c)       Manufacture, marketing and
(Dalian) Company       December 28, 1998       17,430,000                             distribution of instant
Limited                                                                               noodles
("NDAFD")

Sanhe New Dragon           The PRC                RMB                   80% (c)       Manufacture, marketing and
Asia                   December 25, 1998       51,191,432                             distribution of instant
Food Company Limited                                                                  noodles
("SNDAF")



(a)   MC, RD, NP and KG are wholly owned by New Dragon Asia Corp.

(b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and all profits or loss, net of annual fees from the joint venture are to be allocated to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Group. The minority interest component has been included as a component of General and Administrative Expenses for the years ended December 25, 2002 and 2001.

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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 2 -- BASIS OF PRESENTATION


The consolidated financial statements include the consolidated financial statements of MC and its subsidiary (NDAFLY), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAC. All significant intra-group balances and transactions have been eliminated in consolidation.


The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Group, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Contractual Joint Ventures -- A contractual joint venture is an entity established between the Group and another joint venture partner, with the rights and obligations of each party governed by a contract. If the Group owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.


Revenue Recognition -- The Group recognizes sales in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.


All of the Group's sales made in Mainland China are subject to the Mainland Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Group on purchases ("input VAT").

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.


Advertising -- The costs of advertising are expensed in the year in which the advertising first takes place. Total advertising expense was approximately $13,821 and $5,000 for the years ended December 25, 2002 and 2001, respectively.


Use of Estimates - The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Cash Equivalents -- Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 3-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Financial Instruments -- The Group accounts for financial instruments under the provisions of SFAS No. 133: "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material impact on the Group's consolidated financial position or its results of operations because the Group does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other receivables, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments.


Inventories -- Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work-in-progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.


Property, Machinery, Equipment, Land Use Rights and Construction-in-Progress -- Property, machinery, equipment, land use rights and construction in progress are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives are as follows:


  Land use rights                     27 to 50 years
  Buildings                           40 to 50 years
  Machinery and equipment             12 years
  Furniture and office equipment      5 years
  Motor vehicles                      5 years

Construction-in-progress represents land costs as well as factory and office buildings under construction. The Group capitalizes interest during the construction phase of qualifying assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." No interest was capitalized during 2002 and 2001 and the construction paid was minimal.


Impairment of Long-Lived Assets - The Group tests its investment in long-lived assets, including property, machinery, equipment, land use rights, construction-in-progress, long-term prepaid assets and intangible assets subject to periodic amortization for recoverablilty whenever events or changes in circumstances indicate the net carrying amount may not be recoverable.

Income Taxes -- The Group accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method and is recognized for all significant temporary differences between the income tax and financial statement bases of assets and liabilities.


Operating Leases -- Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Foreign Currency Translation -- The functional currency of the Group is Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People's Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet date. There are no material exchange differences as a result of the stability of the RMB during the periods covered by the consolidated financial statements.


Translations of amounts from Renminbi ("RMB") into United States dollars ("US$") were at US $1.00 = RMB 8.3 for the years ended December 25, 2002 and 2001. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.


Earnings Per Share -- Basic earnings per common rate ("EPS") is computed in accordance with SFAS No.128:"Earnings Per Share" by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 25, 2002, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242 for both years ended December 25, 2002 and 2001.


Recently Issued Accounting Standards --


(a) In July 2001, The FASB issued SFAS No. 141: "Business Combinations", and SFAS No. 142: "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Group will not amortize goodwill and instead will conduct an annual impairment test of the remaining goodwill. The Group does not expect that the adoption of SFAS No. 141, or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Group.


(b) In October 2001, the FASB issued SFAS No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issued related to the accounting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Group's consolidated financial statements.


(c) In April 2002, the FASB issued SFAS No.145: "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No.44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Group is required to and will adopt SFAS No.145 on January 1, 2002. The adoption of SFAS No.145 is not expected to have a material impact on the Group's consolidated financial statements.


(d) In June 2002, the FASB issued SFAS No. 146: "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146
requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This SFAS also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Group adopted the provisions of SFAS No. 146 effective December 25, 2002.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


(e) In December 2002, the FASB issued SFAS No. 148: "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 25, 2002.


(f) In November 2002, the FASB issued Interpretation No. 45: "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others ("FIN45")." FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Group has implemented the disclosure provisions of FIN 45 in its December 25, 2002 consolidated financial statements.


(g) In January 2003, the FASB issued Interpretation No. 46: "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46")." FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Group will be required to implement the other provisions of FIN 46 in 2003. The Company does not believe that FIN 46 will have a material impact on its financial statements.


Reclassifications - Certain amounts in the fiscal 2001 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.


NOTE 4 -- ACCOUNTS RECEIVABLE


Accounts receivable consisted of the following at December 25:


                       2002                  2001
                     (US$'000)             (US$'000)

                -------------------  --------------------
Accounts
receivable      $            7,743    $            5,391

Less:                         (415)                 (281)
Allowance for
doubtful
accounts
                -------------------  --------------------
                 $            7,328    $            5,110
                ===================  ====================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 5 -- OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS


As of December 25, other receivables, deposits and prepayments were as follows:

                                  2002                  2001
                               (US$'000)              (US$'000)
                        ----------------------  ----------------------

  Others                $                 481     $              418
Vendor deposits for the
purchase of:
  Raw materials                           424                    495
  Machinery and
  equipment                                11                    137
Prepayments for
construction work                          60                    202
Advances to:
Staff (a)                                  88                    148
  Unrelated third
  parties (a)                               2                      9
                        ----------------------  ----------------------
                         $              1,066   $              1,409
                        ======================  ======================

(a) Advances to staff and unrelated parties are unsecured, non-interest bearing and without predetermined repayment terms.


NOTE 6 -- INVENTORIES


Inventories consisted of the following at December 25:

                               2002                 2001
                            (US$'000)            (US$'000)
                     --------------------- ----------------------
Raw materials          $            2,981   $             2,793
Finished goods                      2,221                 2,534
                     --------------------- ----------------------
                       $            5,202   $             5,327
                     ===================== ======================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 7 -- PROPERTY, MACHINERY AND EQUIPMENT, AND CONSTRUCTION-IN-PROGRESS


Property, machinery and equipment, and construction-in-progress consisted of the following at December 25:

                                 2002                 2001
                              (US$'000)            (US$'000)
                         --------------------- -------------------
                         $                     $
Buildings                              9,623                9,055
Machinery and equipment               12,816               12,462
Furniture and office
equipment                                158                  144
Motor vehicles                           592                  525
Construction-in-progress                 169                  212
                         --------------------- -------------------
                                      23,358               22,398
Less:  Accumulated
depreciation                          (4,018)              (2,890)
                         --------------------- -------------------
Property, plant and
equipment, net           $            19,340   $           19,508
                         ===================== ===================


Depreciation expense was approximately $1,141,000 and $1,095,000 as of December 25, 2002 and 2001, respectively.


NOTE 8 -- LAND USE RIGHTS

Land use rights consists of the following at December 25:


                         2002                  2001
                      (US$'000)             (US$'000)
                 -------------------- ---------------------
Land use rights  $             4,575   $             4,575

Less:
Accumulated
amortization                    (465)                 (355)

                 -------------------- ---------------------
Land use
rights, net      $             4,110   $             4,220
                 ==================== =====================

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2002 and 2001, the land use rights consisted of four parcels of land located in Mainland China with a net book value of approximated $4,110,000 and $4,220,000 respectively, held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $110,000 and $169,000 as of December 25, 2002 and 2001, respectively.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 9 -- SHORT-TERM BORROWINGS


Short-term borrowings consisted of the following at December 25:

                       2002                 2001
                    (US$'000)            (US$'000)
               -------------------- ---------------------
Bank loans     $             3,012  $             3,554
Bills
payable                        602                   --
               -------------------- ---------------------
               $             3,614  $             3,554
               ==================== =====================

Bank loans are secured by corporate guarantees provided by a PRC joint venture partner, and bear interest at prevailing lending rates in the PRC ranging from 6.05% to 7.02% per annum for the year ended December 25, 2002.


Bills payable are a form of bank borrowings with payment due within 180 days, and are interest bearing unless they become trust receipt loans which bear interest at 0.05% per day. The bills payable are secured by pledged bank deposits of approximately $181,000.


NOTE 10 -- OTHER PAYABLES AND ACCRUALS


Other payables and accruals consisted of the following at December 25:

                                  2002                  2001
                               (US$'000)             (US$'000)
                         --------------------- ---------------------
Other Payables            $               743   $               209
Deposits from customers                   315                   362
Accruals for:
  Staff welfare                            18                    50
  Staff salaries and
  bonus                                    50                    10
  Operating expenses                      105                    67
  Property taxes                           51                    40
                         --------------------- ---------------------
                          $             1,282   $               738
                         ===================== =====================

NOTE 11 -- TAXATION


The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Group's companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2002 and 2001, substantially all of the Group's Income was generated in the PRC by NDAFLY, NDAFY, NDAFD and SNDAF (the "Joint
Venture"), which are subject to PRC income taxes at rates ranging from 27% to 33% (24% to 30% state income tax and 3% local income tax). The Group is exempt from state income taxes and local income taxes for a two-year period ending on December 25, 1999 and then subject to a 50% reduction in state income taxes, and a full exemption from local income taxes for the following three years ending on December 25, 2003.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 11 -- TAXATION (Continued)


As of December 25, 2002 and 2001, there do not exist any material deferred tax assets or deferred tax liabilities.


A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Group's effective income tax rate is as follows:

                                                                         2002             2001
                                                                        -----            -----
Statutory income tax, average rate                                        28%               30%
Impact of effective tax holiday discussed above                           (15)             (23)
Various differences, especially as they related to expenses of
   share exchange                                                           -               20%
                                                                        ------           ------

Effective rate                                                            13%               27%
                                                                        ======           =======



NOTE 12 -- COMMON STOCK


Prior to the execution of the Exchange Agreement, Bio Aqua was authorized to issue 100,000,000 shares of Class A common stock; 2,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock. Immediately upon the exchange taking place, all Class A and Class B shares were converted into a single class of common stock. Currently the Group is authorized to issue 107,000,000 shares of common stock and 5,000,000 shares of preferred stock all at $ .0001 par value.


As of December 25, 2002 and 2001 the Group had approximately 40,911,242 and 40,911,242 shares of common stock issued and outstanding respectively. No preferred stock has been issued.


NOTE 13 -- COMMITMENTS


Lease Commitments -- The Group leases manufacturing and warehouse facilities under operating leases which expire at various dates through March 2031. At December 25, 2002, the Group's future minimum lease payments under operating leases were as follows:

                                                   (US$'000)
                                              ---------------------
    2003                                      $                77
    2004                                                       75
    2005                                                       75
    2006                                                       10
    2007                                                        9
    Thereafter                                                 44
                                              ---------------------
                                              $               290
                                              =====================

Total lease expense for the years ended December 25, 2002 and 2001 was $74,000 and $2,000, respectively.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 13 -- COMMITMENTS (CONTINUED)


Annual Fees -- Under the supplementary joint venture agreements, the Group has committed to pay predetermined annual fees of $114,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2002 and 2001, total commitments under these arrangements were as follows:

                                                              2002                  2001
                                                           (US$'000)             (US$'000)
                                                    ---------------------  ----------------------
Payable during the period:

    Within one year                                   $               114   $               114

    Over one year but not exceeding two years                         114                   114

    Over two years but not exceeding three years                      114                   114

    Over three years but not exceeding four years                     114                   114

    Over four years but not exceeding five years                      114                   114

    Over five years                                                 4,696                 4,810
                                                    ---------------------  ----------------------
                                                      $             5,266   $             5,380
                                                    =====================  ======================

NOTE 14 -- RELATED PARTY TRANSACTIONS


Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.


Particulars of significant transactions between the Group and related companies are summarized below:

                                                                      2002                  2001
                                                                   (US$'000)              (US$'000)
                                                             --------------------- ---------------------

  Sale of finished goods to:
    A joint venture partner, Shandong Longfeng Group Company  $               419   $                 83
    Related parties:
    Zhang Guo Quan(5)                                                         980                     --
    Penglai Jinhai Food Company Limited(4)                                    344                     --
    Longkou City Longfeng Colour Printing Factory(3)(6)                         7                     --
    NNew Dragon Asia Food (Luoyang) Company Limited (2)                        --                      1
    Shandong Longfeng Group Trading Company(1)                                  2                     --
    Sanhe (Yantai) Food Company Limited(1)                                      1                     --
    Shandong Longfeng Penglai Flour Company Limited(3)                         --                     62
                                                             --------------------- ---------------------
                                                              $             1,753   $                146
                                                             ===================== =====================




                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                                                                      2002                  2001
                                                                   (US$'000)              (US$'000)
                                                             --------------------- ---------------------
NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)

Purchase of raw materials from:
  A joint venture partner, Shandong Longfeng Group Company    $                 8   $                 --
  Related parties:
    Sanhe (Yantai) Food Company Limited(1)                                     19                     48
    Shandong Longfeng Penglai Flour Company Limited (3)                        --                    924
    Longkou City Longfeng Colour Printing Packing
    Factory(3)(6)                                                             907                    688
    Longkou City Longfeng Carton Packing Factory(3)(6)                        710                    424
    New Dragon Asia Food (Yueyang) Company Limited(2)                           1                     --
    Xinxiang Guo Liang Flour Company Limited(5)                                --                     37
  New Dragon Asia Food (Chengdu) Company Limited(2)                            11                     --
  New Dragon Asia Food (Luoyang) Company Limited(2)                             1                     --
                                                             ---------------------- --------------------
                                                              $             1,657   $              2,121
                                                             ====================== ====================


                                    2002                  2001
                                 (US$'000)             (US$'000)
                           --------------------- ----------------------
Pre-determined annual fee
charged by joint
venture partners:
  Shandong Longfeng Group
  Company                   $                78   $                78
  Shandong Longfeng Flour
  Company Limited                            36                    36
                           --------------------- ----------------------
                            $               114   $               114
                           ===================== ======================
Interest income earned
from short-term advances
 to an immediate parent company:
  New Dragon Asia Food
  Limited                   $               188   $                67
                           ===================== ======================
Interest expenses paid to
a joint venture partner:
  Shandong Longfeng Group
  Company                   $                18   $                18
                           ===================== ======================
Rental income from joint
venture partner:
  Shandong Longfeng Group
  Company                   $                64   $                64
                           ===================== ======================



                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


Summary of related party balances is as follows:


                                   2002                  2001
                                (US$'000)             (US$'000)
                           -------------------- ------------------
  Due to New Dragon
  Asian Food Limited       $             5,782   $        7,044
                           ==================== ==================

The net amount due to New Dragon Asia Food Limited is unsecured and non-interest bearing, except for an amount due from that Company of approximately $3,538,000 which bears interest at 6% per annum.


During the year, machinery was acquired from New Dragon Asia Food Limited at a cost of $796,000.


                                        2002                  2001
                                     (US$'000)             (US$'000)
                               --------------------- ---------------------
Due to joint venture
partners consisting of:
  Shandong Longfeng Group
  Company                       $             3,762   $             4,311
  Shandong Longfeng Flour
  Company Limited                             1,809                 1,770
                                -------------------- ---------------------
                                $             5,571   $             6,081
                                ==================== =====================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


The amounts due to joint venture partners are unsecured and non-interest bearing, except for an amount due to Shandong Longfeng Group Company of $280,723 which bears interest at 6.48% per annum.


                                             2002                  2001
                                           (US$'000)             (US$'000)
                                      -------------------- --------------------
Due from related companies
consisting of:
   Sanhe New Dragon Food Process
   Company Limited(1)                 $               --    $               19
   Shandong City Longfeng Soybean
   Food Company Limited (1)                           --                    22
   New Dragon Asia Food (Yueyang)
   Company Limited (2)                               329                   329
   New Dragon Asia Food (Luoyang)
   Company Limited (2)                               791                   783
   New Dragon Asia Food (Chengdu)
   Company Limited (2)                               551                   551
 Penglai Jinhai Food Company                         372                    --
  Limited(4)
 Shandong Longfeng Group Trading                      12                    --
  Company(1)
 Shandong Longfeng Oceanic                            10                    --
  Foodstuff Company Limited(1)
 Zhang Guo Quan(5)                                   434                    --
                                      -------------------- --------------------
                                      $            2,499    $            1,704
                                      ==================== ====================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


The amounts due from related companies are unsecured and non-interest bearing, and are repayable on demand.


                                    2002                  2001
                                 (US$'000)             (US$'000)
                           ---------------------- ----------------------
Due to related companies
consisting of:
  Dalian Mei Long Food
  Company Limited(3)        $                --   $             1,052
  Longkou City Longfeng
  Colour Printing Packing
  Factory(3)(6)                             463                   123
  Longkou City Longfeng
  Carton Packing
  Factory(3)(6)                              --                    30
  Shandong Longfeng
  Penglai Flour Company
  Limited                                    --                   722
  Longfeng Food Company
  Limited (3)                               133                   169
   ew Dragon Asia Food
    (Luoyang) Company
  N Limited(2)                                6                    --
  Ningbo Hai Fu Sheng(4)                      2                    --
   englai Jinhai Food
  P Company Limited(4)                        2                    --
  Yantai Mei Long Oil and
  Food Company Limited (3)                   --                 1,468
  Sanhe (Yantai) Food
  Company Limited(1)                         76                   220
 Sanhe Senji Food
  Technology Development
  Company Limited(1)                        120                    --
                           ---------------------- ----------------------
                            $               802   $             3,784
                           ====================== ======================

The amounts due to related Companies are unsecured, non-interest bearing and are repayable on demand.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


The bank facilities of the Group are secured by corporate guarantee provided by Shandong Longfeng Group Company, a joint venture partner.

(1) Shandong Longfeng Group Company has a beneficial interest in these companies.

(2) These companies are wholly owned subsidiaries of New Dragon Asian Food Limited.

(3) Mr. Xue Jun Song, a director of each the companies, has a beneficial interest in these companies.

(4) Mr. Zhen Gu Song, is the son of Mr. Xue Jun Song, and has a beneficial interest in these companies.

(5)  Lessor of one of our sub-contracted factories.

(6) Mr. Xue Jun Song ceased to be a director of Shandong Longfeng Group Company on January 7, 2002.

In the opinion of the directors of each of the Group companies, the above related party transactions were carried out in the usual course of business.


NOTE 15 -- SEGMENT INFORMATION


The Group classifies its products into two core business segments, namely instant noodles and flour. In view of the fact that the Group operates principally in Mainland China, no geographical segment information is presented.


Net Sales


                      2002                  2001
                   (US$'000)             (US$'000)
              --------------------- --------------------
Instant
noodles       $            10,847   $             9,990
Flour                      22,857                20,145
              --------------------- --------------------
              $            33,704   $            30,135
              ===================== ====================

Income from Operations

                                            2002                    2001
                                          (US$'000)              (US$'000)
                                  ---------------------- -----------------------
         Instant noodles           $              1,621    $              1,574
         Flour                     $              2,725    $              2,515
                                  ---------------------- -----------------------
                                   $              4,346    $              4,089
                                  ====================== =======================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


NOTE 15-- SEGMENT INFORMATION (Continued)



Identifiable Assets

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                           ---------------------- -----------------------
                    Instant noodles                         $             18,390    $             17,869
                    Flour                                   $              9,543    $              9,104
                                                           ---------------------- -----------------------
                                                            $             27,933    $             26,973
                                                           ====================== =======================

Interest Income

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                           ---------------------- -----------------------
                    Instant noodles                         $                192    $                 78
                    Flour                                   $                  2    $                 10
                                                           ---------------------- -----------------------
                                                            $                194    $                 88
                                                           ====================== =======================

Interest Expense

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                           ---------------------- -----------------------
                    Instant noodles                         $                 18    $                 27
                    Flour                                   $                247    $                173
                                                           ---------------------- -----------------------
                                                            $                265    $                200
                                                           ====================== =======================

Depreciation and Amortization

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                           ---------------------- -----------------------
                    Instant noodles                         $                703    $                794
                    Flour                                   $                548    $                470
                                                           ---------------------- -----------------------
                                                            $              1,251    $              1,264
                                                           ====================== =======================

Major Customers -- Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                     2002                    2001

                                                           ---------------------- -----------------------
                    Li Yi                                                  6 %                     7 %
                                                           ---------------------- -----------------------
                    Zhang Guo Quan                                         3 %                     5 %
                                                           ====================== =======================


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 15-- SEGMENT INFORMATION (Continued)


Major Suppliers -- Details of suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                                     2002                    2001

                                                              ---------------------- ----------------------
                    Longkou City Food Collect and Store
                    Control Center                                             2 %                    15 %
                                                              ---------------------- ----------------------
                    Hui Town Food Institute Yu Lain Food
                    Control Centre                                             2 %                     5 %
                                                              ====================== ======================


NOTE 16 -- RETIREMENT PLAN


As stipulated by the regulations of the PRC government, companies of the Group operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Group was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the year ended December 25, 2002 and 2001, contributions made by the Group were approximately $97,000 and $118,000 respectively.


NOTE 17 -- SUBSEQUENT EVENTS


There was a closure of the Xinxiang facility in January, 2003 due to the end of subcontracting agreement. The operation and facilities were transferred to the Group's subcontracted factory in Xinxian. The business of the subcontracted factory will be carried out by the Group's other subcontracted factory.