Form 10QSB
period 2003-03-31
NEW DRAGON ASIA CORP
filed 2003-05-14
CIK 1089590

                      U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )   TRANSACTION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

For  Quarter  Ended:                           Commission  File  Number:
  March  25,  2003
                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     FLORIDIA                                               88-0404114
-----------------                                -------------------------------
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

The number of shares of Common Stock outstanding as of March 25, 2003 was 40,911,242.

Transitional  Small Business Disclosure Format (check one):  Yes      No  X
                                                                 ----    ----

ITEM  1.  FINANCIAL  STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            AS OF
                                                                -----------------------------
                                                                   MARCH 25,     DECEMBER 25,
                    A S S E T S                                      2003           2002
                                                                 (UNAUDITED)
                                                                -------------  --------------
Current Assets:
  Cash and bank deposits                                         $        976   $         628
  Restricted cash                                                         181             181
  Accounts receivable, net of allowance for doubtful accounts
  of $471 at March 25, 2003 and $415 at December 25, 2002               7,733           7,328
  Other receivables, deposits and prepayments                             766           1,066
  Inventories                                                           4,849           5,202
  Due from related companies                                            2,303           2,499
                                                                -------------  --------------
   Total current assets                                                16,808          16,904

Property, machinery and equipment, net                                 19,033          19,340
Land use rights, net                                                    4,082           4,110
                                                                -------------  --------------
   Total assets                                                  $     39,923   $      40,354
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                           $      4,325   $      3,614
 Accounts payable                                                       5,110          4,728
 Other payables and accruals                                              870          1,282
 Taxes payable                                                            694            889
 Due to related companies                                                 833            802
                                                                -------------  --------------
   Total current liabilities                                           11,832         11,315

Due to an immediate parent company                                      4,181          5,782
Due to joint venture partners                                           5,908          5,571
                                                                -------------  --------------
   Total liabilities                                                   21,921         22,668

Stockholders' equity:
  Common stock, authorized - 107,000,000 shares, issued and
  outstanding - 40,911,242 at March 25, 2003 and December 25,
  2002                                                                      4              4
 Additional paid-in-capital                                             8,132          8,132
 Retained earnings                                                      9,866          9,550
                                                                -------------  --------------
   Total stockholders' equity                                          18,002         17,686
                                                                -------------  --------------

   Total liabilities and stockholders' equity                     $    39,923   $     40,354
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


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                   (Unaudited)




                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 25,
                                                    -----------------------
                                                         2003       2002
                                                    -----------   ---------
Net sales                                       $      6,548       $      6,893

Cost of goods sold                                    (5,701)            (5,524)
                                                ------------       ------------
Gross profit                                             847              1,369


Selling and distribution expenses                       (242)              (247)

General and administrative
expenses                                                (233)              (322)
                                                ------------       ------------
Income from operations                                   372                800

Other income and expenses:
   Interest expense                                      (60)               (61)
   Interest income                                        52                 44
   Other income                                           25                  5
                                                ------------       ------------
Income before provision for
income taxes                                             389                788

Provision for income taxes                               (73)              (149)
                                                ------------       ------------
Net income                                      $        316       $        639
                                                ============       ============
Basic and diluted earnings per
common share                                    $       0.01       $       0.02
                                                ============       ============
Weighted average shares used
to compute basic and diluted
net income per common share                       40,911,242         40,911,242
                                                ============       ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)

                                   (Unaudited)


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 25,
                                                       -----------------------
                                                            2003         2002
                                                       ------------  ----------

Cash flows from operating activities:
 Net income                                              $     316    $     639
 Allowance for doubtful accounts                                56            -
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization and depreciation                               350          272
   Changes in assets and liabilities:
     Accounts receivable                                      (461)          78
     Other receivables, deposits and prepayments               300           14
     Inventories                                               353            1
     Accounts payable                                          382           24
     Other payables and accruals                              (412)         194
     Tax payables                                             (195)         723
                                                       ------------  ----------
Net cash provided by operating activities                      689        1,945
                                                       ------------  ----------
Cash flows from investing activities:
 Decrease in due from related companies                        196           36
 Increase (decrease) in due to related companies                31         (193)
 Decrease in investment                                                      72
 Proceeds from sale property, machinery and equipment           23            -
 Purchases of property, machinery and equipment                (38)        (183)
                                                       ------------  ----------
Net cash provided by (used in) investing activities            212         (268)
                                                       ------------  ----------
Cash flows from financing activities:
 Proceeds from short-term borrowings                           723          181
 Repayments of short-term borrowings                           (12)           -
 Decrease in due to an immediate parent company             (1,601)      (1,623)
 Increase (decrease) in due to joint venture partners          337         (355)
                                                       ------------  ----------
Net cash used in financing activities                         (553)      (1,797)
                                                       ------------  ----------
Net increase (decrease) in cash and bank deposits              348         (120)

Cash and bank deposits at the beginning of the period          628        1,293
                                                       ------------  ----------
Cash and bank deposits at the end of the period          $     976    $   1,173
                                                       ============  ==========



The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended March 25, 2003 and 2002 (Unaudited)

NOTE  1  -  ORGANIZATION  AND  NATURE  OF  OPERATIONS

     New Dragon Asia Corporation (formerly Bio-Aqua Systems, Inc.) and its Subsidiaries (the "Group" or "NDAC"), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC"). NDAC has its principal offices in Hong Kong. The Group is composed of four limited liability companies, incorporated under the laws of the British Virgin Islands(BVI).

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

     As conditions of the Share Exchange Agreement, Bio-Aqua amended its Articles of Incorporation to:

     1)   Change the name of the Company to New Dragon Asia Corp.

     2) To increase its authorized capital stock to 107,000,000 shares, increasing the authorized Class A common stock to 100,000,000 shares.

     3)   Max Rutman  (through his ownership  interest in Flagship Import Export
          LLC) and Atik S.A., owners of all 1,700,000 shares of the Class B common stock, agreed to convert their Class B shares to Class A common stock. Immediately after the share exchange, Bio-Aqua began to carry on New Dragon Asia Food Group's business, under the leadership of New Dragon Asia Food Group's current management.

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

NOTE  1  -  ORGANIZATION  AND  NATURE  OF  OPERATIONS  (CONTINUED)


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

     CONCENTRATION OF CREDIT RISK - Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Group's customer base, and their dispersion across the PRC. In addition, the Group performs ongoing credit evaluations of each customer's financial condition and maintains reserves for potential credit losses. Such losses in the aggregate have not exceeded management's expectations.

            Details of the companies comprising the Group are as follows:


                                                                PERCENTAGE OF
                             DOMICILE AND                      EQUITY INTEREST
                                DATE OF             PAID-UP     ATTRIBUTABLE TO     PRINCIPLE
   NAME                      INCORPORATION          CAPITAL       THE GROUP        ACTIVITIES
--------------------        ------------------      --------    --------------   ------------------
Mix Creation Limited        The British Virgin        US$1        100% (a)     Investment holding
("MC")                           Islands
                            November 7, 1997

Rich Delta Limited          The British Virgin        US$1        100% (a)     Investment holding
("RD")                           Limited
                            October 28, 1998

Noble Point Limited         The British Virgin        US$1        100% (a)     Investment holding
("NP")                           Islands
                            October 29, 1998

Keen General Limited        The British Virgin        US$1        100% (a)     Investment holding
("KG")                            Islands
                            July 20, 1998

New Dragon Asia Flour       The PRC                   RMB          90% (b)     Manufacture, marketing
(Yantai) Company            August 13, 1999        28,000,000                  and distribution of
Limited ("NDAFLY")                                                             flour

New Dragon Asia Food        The PRC                   RMB          90% (c)     Manufacture, marketing
(Yantai) Company Limited    December 24, 1998      17,462,000                  and distribution of
("NDAFY")                                                                      instant noodles

New Dragon Asia Food        The PRC                   RMB          90% (c)     Manufacture, marketing
(Dalian) Company Limited    December 25, 1998      17,430,000                  and distribution of
("NDAFD")                                                                      instant noodles

Sanhe New Dragon Asia       The PRC                   RMB          80% (c)     Manufacture, marketing
Food Company Limited        December 25, 1998      51,191,432                  and distribution of
("SNDAF")                                                                      instant noodles


     (a)  MC, RD, NP and KG are wholly owned by New Dragon Asia Corporation.

     (b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded as 100% owned by the Group. The minority interest component has been included as a component of General and Administrative expenses for the periods ended March 25, 2003 and 2002.

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


NOTE  2  -  BASIS  OF  PRESENTATION

          The unaudited consolidated financial statements include the consolidated financial statements of MC and its subsidiary (NDAFLY), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAC. All significant intra- group balances and transactions have been eliminated in consolidation.

          The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("U.S.GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Group, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

          The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 25, 2002 of New Dragon Asia Corp. and Subsidiaries, as filed with the Securities and Exchange Commission. The December 25, 2002 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

          In the opinion of the Group's management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Group's consolidated financial position and results of operation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

NOTE  3  -  INVENTORIES

          Inventories consist of the following (in thousands):

                                    MARCH 25,    DECEMBER 25,
                                      2003           2002
                                   ---------     ---------
               Raw  materials      $  2,318      $  2,981
               Finished  goods        2,531         2,221
                                   ---------     ---------
                                   $  4,849      $  5,202
                                   =========     =========

NOTE  4  -  EARNINGS  PER  SHARE  -  BASIC

          Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 25, 2003 and 2002, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti- dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242 as of March 25, 2003 and 2002.

NOTE  5  -  INCOME  TAXES

          The income of the Company is subject to PRC income taxes at rates ranging from 27% to 33% of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, the PRC subsidiaries within the Group are exempt from state income tax and local tax in respect of income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years. The Company and its subsidiaries are in different stages of enjoying the above tax incentive program.

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

          Particulars of significant transactions between the Group and related companies are summarized below:


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 25,
                                                            --------------------
                                                              2003         2002
                                                            (US $'000) (US $'000

Sale of finished goods to:
  Joint Venture Partner:
    Shandong Longfeng Group Company                            184           47
                                                              ------------------
                                                               184           47
                                                              ------------------

Purchase of raw materials from:
  Related Parties:
    Sanhe (Yantai) Food Company Limited                          5            -
    Longkou City Longfeng Carton Printing Packing Factory        -           82
    Longkou City Longfeng Colour Printing Packing Factory        -           95
    Longkou City Longfeng Packing Manufacturing Factory        300            -
                                                              ------------------
                                                               305          177
                                                              ------------------

NOTE  7  -  CLOSURE  OF  OPERATION

     There was a closure of a subcontracted factory in Xinxiang in January, 2003 due to the end of the subcontracting agreement. Total assets of the factory were approximately $33 thousand and $26 thousand transferred to New Dragon Asia Flour (Yantai) Co. Limited and Xinxiang Guoliang Flour Company Limited, the lessor of the factory. The rest of the assets of the factory, in the amount of $27 thousand has been written off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Group undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risks described in other documents the Group files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 25, 2002, the Quarterly Reports on Form 10-QSB filed by the Group and Current Reports on Form 8-K by the Group.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.


OVERVIEW

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation (the "Group" or "NDAC"), was incorporated in March 1999. On December 13, 2001, we entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 3, 2001 (the "Closing"), we acquired from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively, the "Subsidiaries") each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries, in exchange for 37,963,263 shares of common stock of the Group. At the closing, the Group transferred all of the assets of the Group immediately prior to the Closing to Mr. Rutman and Mr. Rutman assumed all of the liabilities associated with the transferred assets.

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


RESULTS  OF  OPERATIONS

Three months ended March 25, 2003 compared to three months ended March 25, 2002
--------------------------------------------------------------------------------

Total  revenue

     Total revenues for the three months ended March 25, 2003 were $6.5 million as compared to $6.9 million for the three months ended March 25, 2002, which represented a decline of 5% from the previous year. This decrease is attributable mainly to the outbreak of the Severe Acute Respiratory Syndrome ("SARS") which affected the overall market environment in China.

Net  income

     Net income for the first quarter of 2003 decreased to $316 thousand, when compared to $639 thousand for the first quarter of 2002. The reduction was due to the increase of manufacturing expenses, additional expenses spent on preventive steps relating to SARS and a general increase in cost of raw materials such as palm oil.




General  and  administrative  expenses

     General and administrative expenses decreased from $322 thousand for the three months ended March 25, 2002 to $233 thousand for the three months ended March 25, 2003, due to the improved controls on administrative overhead implemented during the period.

Selling  and  distribution  expenses

     Selling and distribution expenses decreased by 2% from $247 thousand for the three months ended March 25, 2002 to $242 thousand for the three months ended March 25, 2003. The decrease is attributable to the decrease in sales.

Income  taxes

     The income of the Company is subject to PRC income taxes at rates ranging from 27% to 33% of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, the PRC subsidiaries within the Group are exempt from state income tax and local tax in respect of income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years. The Group's companies are in different stages of enjoying the above tax incentive program.

     The Group's companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash and cash equivalents were $976 thousand as of March 25, 2003. This represents an increase of $348 thousand from December 25, 2002. The increase was primarily due to the cash flow from operating activities and investing activities. Net cash provided by operating activities for the three months ended March 25, 2003 was approximately $689 thousand as compared to net cash generated from operating activities of approximately $1.9 million for the corresponding period in 2002. Decrease in net cash flows from the Group's operating activities was attributable to the decrease in sales affected by the outbreak of SARS.

INFLATION  AND  CHANGING  PRICES

     The Group does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

FOREIGN  CURRENCY  RISK

     Substantially all of the revenues and expenses of the Group are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Effective from January 1, 1994, pursuant to the reforms of foreign exchange, conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the Group's net assets and income derived from its operations in the PRC.

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

     Within 90 days prior to the filing of this report, the Group carried out an evaluation, under the supervision and with the participation of the Group's management, including the Group's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Group's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Group's disclosure control and procedures are effective to ensure that the information required to be disclosed in the reports the Group files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

(b)  Change in Internal  Controls

     There were no changes in the Group's internal controls or in the other factors that could have significantly affected those controls subsequent to the date of the Group's most recent evaluation.

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

Dated:  May  9,  2003
                                            NEW  DRAGON  ASIA  CORP.

May  9,  2003
                                                   /s/ Xue Jun Song
                                                 --------------------------
                                                   Xue Jun Song
                                                   CHIEF EXECUTIVE OFFICER


                                            By:    /s/  Willie  Lai
                                                 -------------------------------
                                            Name:  Willie  Lai
                                            Title: Chief Financial Officer