Form 10-Q
period 2003-06-25
NEW DRAGON ASIA CORP
filed 2003-08-18
CIK 1089590

                      U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                           Commission  File  Number:
  June 25, 2003

                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                   88-0404114
---------------------------------         -------------------------------------
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

The number of shares of Common Stock outstanding as of June 25, 2003 was 40,911,242.

Transitional  Small Business Disclosure Format (check one):  Yes      No  X
                                                                 ----    ----

ITEM  1.  FINANCIAL  STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           AS OF
                                                                -----------------------------
                                                                  JUNE 25,      DECEMBER 25,
                    A S S E T S                                     2003           2002
                                                                 (Unaudited)
                                                                -------------  --------------
Current Assets:
  Cash and cash equivalents                                      $        659   $         628
  Restricted cash                                                         181             181
  Accounts receivable, net of allowance for doubtful accounts
  of $507 at June 25, 2003 and $415 at December 25, 2002                6,731           7,328
  Other receivables, deposits and prepayments                             829           1,066
  Inventories                                                           4,685           5,202
  Due from related companies                                            2,296           2,499
                                                                -------------  --------------
   Total current assets                                                15,381          16,904

Property, machinery and equipment, net                                 18,669          19,340
Land use rights, net                                                    4,054           4,110
                                                                -------------  --------------
   Total assets                                                  $     38,104   $      40,354
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                           $      4,325   $      3,614
 Accounts payable                                                       4,673          4,728
 Other payables and accruals                                            1,027          1,282
 Taxes payable                                                            169            889
 Due to related companies                                                 733            802
                                                                -------------  --------------
   Total current liabilities                                           10,927         11,315

Due to an immediate parent company                                      3,687          5,782
Due to joint venture partners                                           6,077          5,571
                                                                -------------  --------------
   Total liabilities                                                   20,691         22,668
                                                                -------------  --------------
Stockholders' equity:
  Common  stock,  authorized -  107,000,000  shares,
  issued and  outstanding  - 40,911,242 at June 25, 2003
  and December 25, 2002                                                     4              4
 Additional paid-in-capital                                             8,132          8,132
 Retained earnings                                                      9,277          9,550
                                                                -------------  --------------
   Total stockholders' equity                                          17,413         17,686
                                                                -------------  --------------

   Total liabilities and stockholders' equity                     $    38,104   $     40,354
                                                                =============  ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                  ----------------------- -----------------------
                                    JUNE 25,   JUNE 25,     JUNE  25,   JUNE  25,
                                      2003       2002        2003         2002
                                  ----------------------- -----------------------
Net sales                           $ 5,478     $ 7,498    $ 12,026    $ 14,391

Cost of goods sold                   (5,345)     (6,098)    (11,046)    (11,622)
                                     ---------  ---------  ---------   ---------
Gross profit                            133       1,400         980       2,769


Selling and distribution expenses      (248)      (309)        (490)       (556)

General and administrative
expenses                               (439)      (105)        (672)       (427)
                                     ---------  ---------  ---------   ---------
Income (loss) from operations          (554)       986         (182)      1,786

Other income and expenses:
   Interest expense                     (68)       (88)        (128)        (149)
   Interest income                       56         46          108           90
   Other income                           6         (4)          31            1
                                     ---------  ---------  ---------   ---------
Income (loss) before provision for
income taxes                           (560)       940         (171)       1,728

Provision for income taxes              (29)      (166)        (102)        (315)
                                     ---------  ---------  ---------   ---------
Net income loss)                    $  (589)   $   774     $   (273)    $  1,413
                                     =========  =========  =========   =========
Basic and diluted earnings (loss)
per common share                    $(0.014)   $ 0.019     $ (0.007)    $  0.035
                                     =========  =========  =========   =========
Weighted average shares used
to compute basic and diluted
net income (loss) per common share    40,911     40,911       40,911      40,911
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


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                           SIX  MONTHS  ENDED
                                                       -------------------------
                                                          JUNE 25,     JUNE 25,
                                                            2003         2002
                                                       ------------ ------------
Cash flows from operating activities:
 Net (loss) income                                       $    (273)   $ 1,413
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Amortization and depreciation                               712        862
   Loss on disposal of machinery and equipment                  37          2
   Provision for bad debts                                      92          6
   Changes in assets and liabilities:
     Accounts receivable                                       505       (350)
     Other receivables, deposits and prepayments               237       (177)
     Inventories                                               517       (409)
     Accounts payable and accrued liabilities                 (310)     2,239
     Taxes payable                                            (720)       459
                                                       ------------ ----------
Net cash provided by operating activities                      797      4,045
                                                       ------------ ----------
Cash flows from investing activities:
 Due from related companies                                    203       (521)
 Due to related companies                                      (69)      (205)
 Decrease in investment                                          -         72
 Proceeds from sale of machinery and equipment                   8          5
 Purchases of property, machinery and equipment                (30)      (213)
                                                       ------------ ----------
Net cash provided by (used in) investing activities            112       (862)
                                                       ------------ ----------
Cash flows from financing activities:
 Proceeds from short-term borrowings                         1,807      2,290
 Payments on short-term borrowings                          (1,096)    (1,627)
 Net decrease in due to an immediate parent company         (2,095)    (1,930)
 Net increase (decrease) in due to joint venture partners      506       (723)
                                                       ------------ ----------
Net cash used in financing activities                         (878)    (1,990)
                                                       ------------ ----------
Net increase in cash and cash equivalents                       31      1,193

Cash and cash equivalents at the beginning of the period       628      1,293
                                                       ------------ ----------
Cash and cash equivalents at the end of the period       $     659    $ 2,486
                                                       ============ ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ALL INTERIM INFORMATION RELATING TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 25, 2003 AND 2002 IS UNAUDITED)

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

     On December 13, 2001 Bio-Aqua entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, Bio-Aqua acquired from New Dragon Asia Food Limited all of the equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn holds an interest in a separate sino-foreign joint venture in exchange for 37,963,263 shares of common stock of the Registrant (the "Share Exchange").

     As a condition to the closure of the Share Exchange Agreement, Max Rutman (through his ownership interest in Flagship Import Export LLC) and Atik S.A., owners of all 1,700,000 shares of the Class B common stock, converted their Class B shares to shares of Class A common stock.

     In connection with the terms and provisions of the amended and restated exchange agreement, Bio-Aqua issued 1,335,912 shares of restricted common stock to investment advisors and attorneys in connection with services rendered to effectuated the Share Exchange. At the date of issuance of the shares, the AMEX market quotation of the stock was $3.00 per share. NDAC included these costs approximating $3,134,000 in other expenses in the December 25, 2001 statements of consolidated operations and comprehensive income, computed utilizing a 20% discount of the above AMEX market quotation due to the restricted nature of the stock.

     New Dragon Asia Corporation and its subsidiaries (the "Group" or "NDAC") is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC").

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

     NOTE  1  -  ORGANIZATION  AND  NATURE  OF  OPERATIONS  (CONTINUED)

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

     CONCENTRATION OF CREDIT RISK - Concentration of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Group's customer base, and their dispersion across the PRC. In addition, the Group performs ongoing credit evaluations of each customer's financial condition and maintains reserves for potential credit losses. Such losses in the aggregate have not exceeded management's expectations.

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
("MC") (a) November 7, 1997

New Dragon Asia Flour            The PRC                   RMB          90% (b)      Manufacture,
(Yantai) Company                 August 13, 1999        28,500,000                   marketing and
Limited                                                                              distribution of
("NDAFLY")                                                                           flour

Rich Delta Limited               The British Virgin        US$         100%          Investment holding
("RD") (a)                            Limited            1,000,000
                                October 28, 1998

New Dragon Asia Food                  The PRC              RMB          90% (c)      Manufacture,
(Yantai) Company Limited         December 24, 1998      17,462,000                   marketing and
("NDAFY")                                                                            distribution of
                                                                                       instant noodles
Noble Point Limited              The British Virgin        US$         100%          Investment holding
("NP") (a)                             Islands           1,000,000
                                October 29, 1998

New Dragon Asia                       The PRC              RMB          90% (c)      Manufacture,
Food (Dalian) Company            December 28, 1998       17,430,000                  marketing and
Limited                                                                              distribution of
("NDAFD")                                                                            instant noodles

Keen General                     The British Virgin        US$         100%          Investment holding
Limited                                Islands           1,500,000
("KG") (a) July 20, 1998

Sanhe New Dragon                       The PRC             RMB          80% (c)      Manufacture,
Asia Food Company                 December 25, 1998      51,191,432                  marketing and
Limited                                                                              distribution of
("SNDAF")                                                                            instant noodles




     (a)  MC, RD, NP and KG are wholly owned by New Dragon Asia Corporation.

     (b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded for financial reporting purposes as 100% owned by the Group. The minority interest component has been included as a component of General and Administrative expenses for the periods ended June 25, 2003 and 2002.

     (c) NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 80% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded for financial reporting purposes as 100% owned by the Group.

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

          The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ( "U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Group, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

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

          In the opinion of the Group's management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Group's consolidated financial position and results of operations. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

NOTE  3  -  INVENTORIES

      Inventories consist of the following (in thousands):

                                    June 25,     December 25,
                                       2003          2002
                                   ---------     ---------
               Raw  materials      $  2,403      $  2,981
               Finished  goods        2,282         2,221
                                   ---------     ---------
                                   $  4,685      $  5,202
                                   =========     =========

NOTE  4  -  EARNINGS  PER  SHARE  -  BASIC

          Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 25, 2003 and 2002, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 40,911,242 as of June 25, 2003 and 2002.

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

          Particulars of significant transactions between the Group and related companies are summarized below:


                                                       06/25/2003    6/25/2002
                                                       (US $ '000)  (US $ '000)
Sale of finished goods to:
  Joint Venture Partner:
    Shandong Long Feng Group Company                      184           120
  Related Parties:
    Shandong Long Feng Penglai Flour Company Limited        -             2
    Sanhe (Yantiai) Food Company Limited                    2             -
    Penglai Jinhai Food Company Limited                    12           175
                                                         --------------------
                                                          198           297
                                                         --------------------

Purchase of raw materials from:
  Joint Venture Partner:
    Shandong Long Feng Group Company                                    -             5
  Related Parties:
    Sanhe (Yantai) Food Company Limited                                 8            12
    Shandong Long Feng Penglai Flour Company Limited                    -            35
    Longkou City Long Feng  Packing Manufacturing Factory             526             -
    Longkou City Long Feng Colour Printing Packing Factory              -           372
    Longkou City Long Feng Cartoon Printing Packing Factory             -           178
                                                                     --------------------
                                                                      534           602
                                                                     --------------------


NOTE  7  -  CLOSURE  OF  OPERATIONS

     There was a closure of a subcontracted factory in Xinxiang in January 2003 due to the end of the subcontracting agreement. Total assets of the Xinxiang factory were approximately $33 thousand of which $26 thousand were transferred to New Dragon Asia Flour (Yantai) Co Ltd and Xinxiang Guoliang Flour Company Limited, the lessor of the factory. The rest of the assets of the factory, in the amount of $27 thousand, have been written off.

     Due to the negative effects of SARS, the Company closed its Xinxian factory in May 2003. Fixed assets of the Xinxian factory were approximately $44 thousand, of which $26 thousand were transferred to New Dragon Asia Flour (Yantai) Company Limited and the Taian factory. Approximately $8 thousand of the fixed assets were sold to Shandong Long Feng Group Company and the remaining $10 thousand were written off. The Company charged $27 thousand of penalties related to the termination of the lease, $10 thousand of salaries and severence pay and $56 thousand of other operating expenses to operations in the period ended June 25, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 25, 2002, the Quarterly Reports on Form 10-QSB filed by the Company and Current Reports on Form 8-K by the Company.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

OVERVIEW

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation (the "Company"), was incorporated in March 1999. On December 13, 2001, we entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 3, 2001 (the "Closing"), we acquired from New Dragon Asia Food Limited all of the equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively, the "Subsidiaries") each of which in turn hold an interest in a separate sino-foreign joint venture, in exchange for 37,963,263 shares of common stock of the Company. At the closing, the Company transferred all of the assets of the Company immediately prior to the Closing to Mr. Rutman and Mr. Rutman assumed all of the liabilities associated with the transferred assets.

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

PLAN  OF  OPERATIONS

     Our current strategy is twofold: (1) to expand our customer sales base and production lines; and (2) impose ongoing strict control on the factories' hygiene in view of prevention of SARS. Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales.

     Our long term growth strategy includes strategic acquisitions of additional plants with regional brand recognition to increase our market share in China. A significant acquisition will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS  OF  OPERATIONS

Six months ended June 25, 2003 compared to six months ended June 25, 2002
--------------------------------------------------------------------------------

Total revenue

     Total revenue for the six months ended June 25, 2003 was USD12,025,661 as compared to USD14,391,032 a decrease of 16% for the comparable period last year. Management believes that the SARS (Severe acute respiratory syndrome) outbreak had a negative impact on our business. However, as the epidemic has been contained, management believes that our business will return to at least the pre-SARS levels.


Net Loss

     The Company recorded a net loss of USD274,398 for the six months ended June 25, 2003 compared to a net income of USD1,413,435 for the corresponding period last year. The result this quarter was adversely affected by the deterioration in consumer demand on retail commodities caused by the widespread public concerns over the outbreak of SARS.


SARS  Effect
The outbreak of SARS negatively impacted our business as follows:-

1)   Blockage of  Distribution  Network
     The transportation of our products was adversely affected in some rural areas as villagers atempted to block roads with a view to isolating "quarantine" areas infected with the virus.

2)   Incurred  Additional   Operating  Expenses
     Manufacturing expenses were increased as significant efforts were directed towards ensuring absolute hygiene standards in our operating facilites.

3)   Sales and Promotional  Activities Halted
     During the period, the provincial governments imposed strict controls on citizens travelling. Our staff, including salespeople, was also prohibited from leaving the factory area, negatively impacting our sales activities. Promotional events for our products were also cancelled.

4)   Deterioration  in Consumer  Demand
     As consumers were reluctant to go out, they had more time available at home to prepare their meals resulting in less demand for convenience food such as instant noodles.


Administrative  and  general  expenses

     Administrative and general expenses for the six months ended June 25, 2003 increased by USD246,195 to USD672,408, compared to USD426,213 for the corresponding period in 2002. The increase was mainly due to expenses relating to the closure expenses of two sub-contracting factories resulting in the write off of stock and deferred expenses and additional general provision for obsolete stock and doubtful debts. The Xinxiang factory was closed due to the expiry of the contract. The Xinxian branch was closed due to the sudden drop of demand in the SARS period and the Company cannot foresee the market situation in the next six months, therefore, the shut down can help the Company to utilize its internal resources more efficiently.


Selling  and  distribution  expenses

     Selling and distribution expenses for the six months ended June 25, 2003 were USD490,267 , which was comparable to USD556,068 for the corresponding period of the prior year. During the current period, the Company encountered abrupt disruption of its sales caused by the outbreak of the SARS. Thus, selling and distribution expenses decreased accordingly.

Three months ended June 25, 2003 compared to three months ended June 25, 2002
--------------------------------------------------------------------------------

Net  Sales

     Net Sales for the second quarter of 2003 decreased 27% to USD5,477,551 compared to USD7,497,900 for the corresponding quarter of 2002. The decrease was mainly due to the outbreak of SARS, which had seriously affected our business.


Net  Loss

     The Company incurred a net loss of USD590,004 for the second quarter of 2003. This reflected the effect of SARS which caused a decrease in sales in the current quarter period.


Administrative  and  general  expenses

     Administrative and general expenses increased from USD104,564 for the second quarter of 2002 to USD439,065 for the second quarter of 2003, mainly due to the closure expenses incurred upon the closure of a flour branch in Xinxian during the period and additional general provisions for obsolete stock and doubtful debts. The closure expenses mainly composed of indemnity paid to the lessor for breach of lease agreement, severance payment and the write off of deferred expenses and assets upon closure of the branch.

Selling  and  distribution  expenses

     Selling and distribution expenses decreased from USD309,265 for the second quarter of 2002 to USD247,820 for the corresponding period this year. The decrease was attributable to a decrease in corresponding revenue.


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

     Cash and cash equivalents were USD658,795 as of June 25, 2003. This represents a decrease of USD1,827,199 from June 25, 2002. The decrease was primarily due to less cash flow from operating activities due to the decrease in sales caused by the outbreak of SARS. Net cash provided by operating activities for the six months ended June 25, 2003 was approximately USD797,000 as compared to net cash generated from operating activities of approximately USD4,045,000 for the corresponding period in 2002. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

      Accounts receivable and accounts payable decreased by 8% and 1% respectively, from December 25, 2002 to June 25, 2003. There was a slight decrease in accounts receivable due to settlement received from customers. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended June 25, 2003. The Company believes that internally generated funds together with available bank credit will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

INFLATION  AND  CHANGING  PRICES

     The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.


FOREIGN  CURRENCY  RISK

     Substantially all of the revenues and expenses of the Company are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. With effect from January 1, 1994, conversion of Renminbi into foreign currencies is regulated by The People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the Group's net assets and income derived from its operations in the PRC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

         With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

         The Company does not have any interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.

ITEM 4.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

             None.

Item  5.     Other  Information

             None.

Item  6.     Exhibits  and  Reports  on  Form  8-K

            (a)     Exhibits:

             Exhibit 31.1: Section 302 Sarbanes Oxley Certification of the Chief Financial Officer

             Exhibit 31.2: Section 302 Sarbanes Oxley Certification of the Chief Financial Officer

             Exhibit 32.1: Section 906 Sarbanes Oxley Certification of both the Chief Financial Officer and the Chief Executive Officer

            (b) Reports on Form 8-K:

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  13,  2003
                                            NEW  DRAGON  ASIA  CORP.


                                            By:  /s/  Willie  Lai
                                                 -------------------------------
                                            Name:  Willie  Lai
                                            Title: Chief Financial Officer