Form 10-K/A
period 2002-12-25
NEW DRAGON ASIA CORP
filed 2003-10-03
CIK 1089590

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________to __________

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

Yes [X]  No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [x]

     State issuer's revenue for its most recent fiscal year $33,700,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of September 30, 2003 the aggregate market value of the common equity held by non-affiliates was $1,710,248.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003 there were 45,861,242 shares outstanding

     Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

       This amended Annual Report on Form 10-K/A contains the amended Independent Auditors' Report of both Grobstein, Horwath & Company LLP, dated March 31, 2003 and Spear, Safer, Harmon & Co., dated april 12, 2002 along with amendments to notes 1 and 3 to the financial statements and a correction to the weighted average number of shares outstanding for 2001. Each of the foregoing items have been amended to correct certain errors contained in the Form 10-KSB filed on April 9, 2003.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW DRAGON ASIA CORP.

Dated: October 2, 2003                 By /s/ Xue Jun Song
                                       ------------------------------
                                       Name: Xue Jun Song
                                       Title: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2003                 By /s/ Xue Jun Song
                                       ------------------------------
                                       Name: Xue Jun Song
                                       Title: Chief Executive Officer, Director

Dated: October 2, 2003                 By /s/ Shu Hua Zhang
                                       ------------------------------
                                       Name: Shu Hua Zhang
                                       Title: Deputy General Manager, Director

Dated: October 2, 2003                 By /s/ Wing Leung Lai
                                       ------------------------------
                                       Name: Wing Leung Lai
                                       Title: Chief Financial Officer, Director

Dated: October 2, 2003                 By /s/ Man Fai Leung
                                       ------------------------------
                                       Name: Man Fai Leung
                                       Title: Director

Dated: October 2, 2003                 By /s/ Qi Xue
                                       ------------------------------
                                       Name: Qi Xue
                                       Title: Director

                                  CERTIFICATION
I, Xue Jun Song, certify that:

1.    I have reviewed this amended report on Form 10-K/A of New Dragon Asia
      Corp.

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

                                                        /S/  XUE JUN SONG
                                                        ------------------------
October 2, 2003                                         Xue Jun Song
                                                        Chief Executive Officer

                                  CERTIFICATION
I, Wing Leung Lai, certify that:

1.    I have reviewed this amended report on Form 10-K/A of New Dragon Asia
      Corp.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                                     /s/ Wing Leung Lai
                                                    ------------------------
October 2, 2003                                      Wing Leung Lai
                                                     Chief Financial Officer

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

                           DECEMBER 25, 2002 AND 2001



                                    CONTENTS

                                                                  PAGE
                                                                -------
Independent Auditors` Report of Grobstein, Horwath &
Company LLP                                                       F-1

Independent Auditors` Report of Spear, Safer, Harmon & Co.        F-2

Consolidated Statements of Income and Comprehensive Income        F-3

Notes 1 and 3 to Consolidated Financial Statements                F-4

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries as of December 25, 2002 and the related consolidated statements of income and comprehensive income, stockholders` equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2002, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


Grobstein, Horwath & Company LLP

Sherman Oaks, California
March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries as of December 25, 2001, and the related consolidated statements of operation and comprehensive income, cash flows and stockholders' equity for the year then ended December 25, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2001, and the consolidated results of their operations and cash flows for the year ended December 25, 2001, in accordance with accounting principles generally accepted in the United States of America.





Spear, Safer, Harmon & Co.


Miami Florida
April 12, 2002

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


           Consolidated Statements of Income and Comprehensive Income


                 For the Years Ended December 25, 2002 and 2001

                                                                    2002               2001
                                                                  (US$'000)         (US$'000)
                                                                  --------          --------
Net Sales                                                         $ 33,704          $ 30,135
Cost of Goods Sold                                                 (27,596)          (24,092)
                                                                  --------          --------
Gross Profit                                                         6,108             6,043

Operating Expenses:
         Selling and distribution expenses                          (1,161)             (613)
         General and administrative expenses                          (601)           (1,341)
                                                                  --------          --------
Income from Operations                                               4,346             4,089
Other Income and Expenses:
                  Interest expense                                    (265)             (200)
                  Interest income                                      194                88
                  Other income                                         487               642
                                                                  --------          --------
Income Before Non-recurring Item and Provision for Income
Taxes                                                                4,762             4,619
Non-recurring Costs of Share Exchange                                   --            (3,134)
                                                                  --------          --------
Income Before Provision for Income Taxes                             4,762             1,485
Provision for Income Taxes                                            (609)             (619)
                                                                  --------          --------
Net Income and Comprehensive Income                               $  4,153          $    866
                                                                  --------          --------
Basic and Diluted Earnings Per Common Share                       $   0.10          $   0.02
                                                                  ========          ========
Weighted Average Shares Used to Compute Basic and Diluted
Net Income per Common Share                                         40,911             3,894
                                                                  ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements


                     Years Ended December 25, 2002 and 2001


NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS


New Dragon Asia Corp. (formerly Bio-Aqua Systems, Inc.) and its subsidiaries (the "Group" or "NDAC"), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC"). NDAC has its principal offices in Hong Kong. The Group is composed of four wholly-owned limited liability companies, incorporated under the laws of the British Virgin Islands (BVI). The limited liability companies are Mix Creation Limited ("MC"), Rich Delta Limited ("RD"), Noble Point Limited ("NP"), and Keen General Limited ("KG"). Each of the wholly-owned limited liability companies own a majority interest in a contractual joint venture in the PRC. A contractual joint venture is an entity established between the wholly-owned subsidiary and another joint venture partner, with the rights and obligations of each party governed by a contract. If the wholly-owned subsidiary owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered a de facto subsidiary and has been accounted for as a subsidiary of the Group.


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


As conditions of the Exchange Agreement, the Company amended its Articles of Incorporation to:

     1)   Change the name of the Company to New Dragon Asia Corp.

     2) Convert all the previously existing Class A and Class B common stock into a single class of common stock.

     3)   Increase its authorized capital stock to 107,000,000 shares.

     4)   Max Rutman (through his ownership interest in Flagship Import Export
          LLC) and Atik S.A., owners of all of the previously existing 1,700,000 shares of the Class B common stock, agreed to convert their Class B shares to Class A common stock.

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

Details of the companies comprising the Group are as follows:

                         Domicile and
                           Date of              Paid-Up            Percentage of          Principal
        Name            Incorporation           Capital              Ownership            Activities
        ----            -------------           -------              ---------            ----------
Mix Creation Limited     The British         US$1,500,000             100% (a)        Investment holding
("MC")                  Virgin Islands
                       November 7, 1997

Rich Delta Limited       The British         US$1,000,000             100% (a)         Investment holding
("RD")                  Virgin Islands
                       October 28, 1998

Noble Point Limited      The British         US$1,000,000             100% (a)         Investment holding
("NP")                  Virgin Islands
                       October 29, 1998

Keen General Limited     The British         US$1,500,000             100% (a)         Investment holding
("KG")                  Virgin Islands
                        July 20, 1998

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

Sanhe New Dragon           The PRC                RMB                  79.64% (c)     Manufacture, marketing and
Asia                   December 25, 1998       51,191,432                             distribution of instant
Food Company Limited                                                                  noodles
("SNDAF")

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

     (c) NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 79.64% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded as 100% owned by the Group.

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


In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Group's consolidated financial statements.


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


Recently Issued Accounting Standards --


(a) In July 2001, The FASB issued SFAS No. 141: Business Combinations, and SFAS No. 142: "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Group will not amortize goodwill and instead will conduct an annual impairment test of the remaining goodwill. The Group does not expect that the adoption of SFAS No. 141, or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Group.


(b) In October 2001, the FASB issued SFAS No. 144: "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No.144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issued related to the accounting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Group's consolidated financial statements.


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