Form 10-K/A
period 2002-12-25
NEW DRAGON ASIA CORP
filed 2003-10-22
CIK 1089590

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of October 15, 2003 the aggregate market value of the common equity held by non-affiliates was $1,710,248.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 15, 2003 there were 45,861,242 shares outstanding

     Transitional Small Business Disclosure Format (check one):

Yes [  ]  No [X]

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules; Reports on Form 8-K

(a)  The following financial statements are set forth at the end hereof.

     1.   Independent Auditors' Reports

     2. Consolidated Balance Sheets of New Dragon Asia Corp. and Subsidiaries as of December 25, 2002 and 2001

     3. Consolidated Statements of Income and Comprehensive Income of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2002 and 2001

     4. Consolidated Statements of Stockholder' Equity of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2002 and 2001

     5. Consolidated Statements of Cash Flows of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2002 and 2001

     6.   Notes to Consolidated Financial Statements

(b)  Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW DRAGON ASIA CORP.

Dated: October 22, 2003                By /s/ Xue Jun Song
                                       ------------------------------
                                       Name: Xue Jun Song
                                       Title: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 22, 2003                By /s/ Xue Jun Song
                                       ------------------------------
                                       Name: Xue Jun Song
                                       Title: Chief Executive Officer, Director

Dated: October 22, 2003                By /s/ Shu Hua Zhang
                                       ------------------------------
                                       Name: Shu Hua Zhang
                                       Title: Deputy General Manager, Director

Dated: October 22, 2003                By /s/ Wing Leung Lai
                                       ------------------------------
                                       Name: Wing Leung Lai
                                       Title: Chief Financial Officer, Director

Dated: October 22, 2003                By /s/ Man Fai Leung
                                       ------------------------------
                                       Name: Man Fai Leung
                                       Title: Director

Dated: October 22, 2003                By /s/ Qi Xue
                                       ------------------------------
                                       Name: Qi Xue
                                       Title: Director

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





Spear, Safer, Harmon & Co.


Miami Florida
April 12, 2002

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                           Consolidated Balance Sheets


                           December 25, 2002 and 2001

                                                                               2002                      2001
                                                                            (US$'000)                  (US$'000)
                                                                       -----------------         ------------------
                                ASSETS
Current Assets:
    Cash and cash equivalents                                          $             628         $            1,293
    Restricted cash                                                                  181                          -
    Accounts receivable, net                                                       7,328                      5,110
    Other receivables, deposits and prepayments                                    1,066                      1,409
    Inventories                                                                    5,202                      5,327
    Due from related companies                                                     2,499                      1,704
                                                                       -----------------         ------------------
                                        Total Current Assets                      16,904                     14,843
    Property, machinery and equipment, net                                        19,340                     19,508
    Land use rights                                                                4,110                      4,220
    Investment                                                                         -                         72
                                                                       -----------------         ------------------
    Total Assets                                                       $          40,354         $           38,643
                                                                       =================         ==================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                              $           3,614         $            3,554
    Accounts payable                                                               4,728                      3,440
    Other payables and accruals                                                    1,282                        738
    Taxes payable                                                                    889                        469
    Due to related companies                                                         802                      3,784
                                                                       -----------------         ------------------
    Total Current Liabilities                                                     11,315                     11,985
    Due to New Dragon Asian Food Limited                                           5,782                      7,044
    Due to joint venture partners                                                  5,571                      6,081
                                                                       -----------------         ------------------
    Total Liabilities                                                             22,668                     25,110
    Stockholders' Equity:
                                                                       -----------------         ------------------

    Common stock, par value US$0.0001; authorized - 107,000,000 shares; outstanding and fully paid - 40,911,242 shares as of
    December 25, 2002 and 40,911,242 shares as of December 25, 2001                    4                          4
    Additional paid-in capital                                                     8,132                      8,132
    Retained earnings                                                              9,550                      5,397
                                                                       -----------------         ------------------
    Total Stockholdersi- Equity                                                   17,686                     13,533
                                                                       -----------------         ------------------
    Total Liabilities and
    Stockholders' Equity                                               $          40,354         $           38,643
                                                                       =================         ==================

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


           Consolidated Statements of Income and Comprehensive Income


                 For the Years Ended December 25, 2002 and 2001

                                                                      2002                      2001
                                                                   (US$'000)                 (US$'000)
                                                             ------------------         -----------------
Net Sales                                                    $           33,704         $          30,135
Cost of Goods Sold                                                      (27,596)                  (24,092)
                                                             ------------------         -----------------
Gross Profit                                                              6,108                     6,043

Operating Expenses:
         Selling and distribution expenses                               (1,161)                     (613)
         General and administrative expenses                               (601)                   (1,341)
                                                             ------------------         -----------------
Income from Operations                                                    4,346                     4,089
Other Income and Expenses:
                  Interest expense                                         (265)                     (200)
                  Interest income                                           194                        88
                  Other income                                              487                       642
                                                             ------------------         -----------------
Income Before Non-recurring Item and Provision for Income
Taxes                                                                     4,762                     4,619
Non-recurring Costs of Share Exchange                                        --                    (3,134)
                                                             ------------------         -----------------
Income Before Provision for Income Taxes                                  4,762                     1,485
Provision for Income Taxes                                                 (609)                     (619)
                                                             ------------------         -----------------
Net Income and Comprehensive Income                          $            4,153         $             866
                                                             ==================         =================
Basic and Diluted Earnings Per Common Share                  $             0.10         $            0.02
                                                             ==================         =================
Weighted Average Shares Used to Compute Basic and Diluted
Net Income per Common Share                                              40,911                    40,911
                                                             ==================         =================

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                 Consolidated Statements of Stockholders' Equity


                 For the Years Ended December 25, 2002 and 2001

                                         Class A               Additional                                        Total
                                          Common                 Paid-In                Retained             Stockholders'
                                          Stock                  Capital                Earnings                Equity
                                 No.of shares (US$' 000)       (US$' 000)              (US$' 000)             (US$' 000)
                                 ----------------------      -----------------    -------------------    --------------------

Balance at December 25, 2000             1,049    $ --      $               --    $             4,544    $              4,544

Conversion of Bio Aqua Shares            1,700      --                       2                     --                       2

Issuance of Common Stock in
  Connection with:

         Exchange agreement             35,184       4                   4,996                    (13)                  4,987

      Consulting, investment
      banking and legal
      services                           2,978      --                   3,134                     --                   3,134

Net Income for the Year Ended
  December 25, 2001                                 --                      --                    866                     866
                                 ----------------------      -----------------    -------------------    --------------------
Balance at December 25, 2001            40,911       4                   8,132                  5,397                  13,533

Net Income for the Year Ended
  December 25, 2001                                 --                      --                  4,153                   4,153
                                 ----------------------      -----------------    -------------------    --------------------
Balance at December 25, 2002            40,911     $ 4      $            8,132    $             9,550    $             17,686
                                 ======================      =================    ===================    ====================

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows


                 For the Years Ended December 25, 2002 and 2001


                                                              2002                   2001
                                                            (US$'000)              (US$'000)
                                                      --------------------   -------------------
Cash Flows from Operating Activities:
    Net income                                        $              4,153   $               866
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                1,251                  1,264
         Stock issued in connection with
         investment services                                              -                  3,134
         Provision for bad debts                                        134                     87
         Loss on disposal of machinery and equipment                      5                      4
         Sources and (uses) of cash from changes in
         operating assets and liabilities:
           Accounts receivable                                       (2,352)                (2,460)
           Other receivables, deposits and
           Prepayments                                                  343                   (197)
           Inventories                                                  125                    655
           Accounts Payable                                           1,288                 (1,498)
           Other payables and accruals                                  544                    309
           Tax payables                                                 420                 (1,314)
                                                      --------------------   -------------------
Net cash provided by Operating Activities                            5,911                   850
                                                      --------------------   -------------------

Cash Flows from Investing Activities:
    Increase in amounts due from related companies                    (795)               (1,704)
    Decrease (increase) in investment                                   72                   (72)
    Increase (decrease) in amounts due to related
    companies                                                       (2,982)                3,784
    Purchases of property and equipment                               (978)               (2,663)
                                                      --------------------   -------------------
Net Cash Used in Investing Activities                               (4,683)                 (655)
                                                      --------------------   -------------------

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                 For the Years Ended December 25, 2002 and 2001


                                                             2002                  2001
                                                          (US$'000)             (US$'000)
                                                      -------------------    ------------------
    Cash Flows from Financing Activities:
       Issuance of common stock                                      --                  4,989
       Increase in restricted cash                                 (181)                    --
       Proceeds from short-term borrowings                        6,988                     --
       Payments on short-term borrowings                         (6,928)                   (33)
       Decrease in due to an immediate parent
       company                                                   (1,262)                (9,756)
       Increase (decrease) in due to joint venture
       partners                                                    (510)                 4,883

      Net Cash (Used in) Provided by
      Financing Activities                                       (1,893)                    83

      Net Change in Cash and Cash Equivalents                      (665)                   278

      Beginning Cash and Cash Equivalents                         1,293                  1,015

      Ending Cash and Cash Equivalents                  $           628    $             1,293

      Supplemental disclosures of cash
      Flow information:
      Cash paid during the year for:
         Interest                                       $           292   $                125
         Income taxes                                               426                    132
      Non cash investing and financing activities:
         Conversion of outstanding Bio Aqua shares                   --                      2
         Issuance of common stock in connection with
         exchange agreement                                          --                  5,000
         Stock issued in connection with investment
         banking and legal services                                  --                  3,134

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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)


Details of the companies comprising the Group are as follows:

                                                                   Percentage of
                         Domicile and
                           Date of              Paid-Up                                         Principal
        Name            Incorporation           Capital              Ownership                 Activities
  ---------------     ------------------    --------------        ---------------     --------------------


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


NOTE 4 -- ACCOUNTS RECEIVABLE


Accounts receivable consisted of the following at December 25,:


                             2002                  2001
                           (US$'000)             (US$'000)

      Accounts
      receivable      $            7,743    $            5,391
                      ------------------    ------------------

      Less:
      Allowance for
      doubtful
      accounts                      (415)                 (281)
                      ==================    ==================
                      $            7,328    $            5,110

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 5 -- OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS


As of December 25, other receivables, deposits and prepayments were as follows:

                                  2002                  2001
                               (US$'000)              (US$'000)

  Others                   $              481    $               418
                            -----------------      -----------------
Vendor deposits for the
purchase of:
  Raw materials                           424                    495
  Machinery and
  equipment                                11                    137
Prepayments for
construction work                          60                    202
Advances to:
Staff (a)                                  88                    148
  Unrelated third
  parties (a)                               2                      9

                            -----------------      -----------------
                            $           1,066      $           1,409

(a) Advances to staff and unrelated parties are unsecured, non-interest bearing and without predetermined repayment terms.




NOTE 6 -- INVENTORIES


Inventories consisted of the following at December 25:

                               2002                 2001
                            (US$'000)            (US$'000)


                       ------------------   -------------------
Raw materials          $            2,981   $             2,793
Finished goods                      2,221                 2,534
                       ------------------   -------------------

                       $            5,202   $             5,327
                       ==================   ===================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 7 -- PROPERTY, MACHINERY AND EQUIPMENT, AND CONSTRUCTION-IN-PROGRESS


Property, machinery and equipment, and construction-in-progress consisted of the following at December 25,:

                                 2002                 2001
                              (US$'000)            (US$'000)
                            ----------------     ----------------


Buildings                   $          9,623     $          9,055
Machinery and equipment               12,816               12,462
Furniture and office
equipment                                158                  144
Motor vehicles                           592                  525
Construction-in-progress                 169                  212
                            ----------------     ----------------
                                      23,358               22,398
Less:  Accumulated
depreciation                          (4,018)              (2,890)
                            ----------------     ----------------
Property, plant and
equipment, net               $        19,340      $          19,508
                             ===============      =================


Depreciation expense was approximately $1,141,000 and $1,095,000 as of December 25, 2002 and 2001, respectively.


NOTE 8 -- LAND USE RIGHTS

Land use rights consists of the following at December 25:


                         2002                  2001
                      (US$'000)             (US$'000)

                 -------------------   -------------------
Land use rights  $             4,575   $             4,575

Less:
Accumulated
amortization                    (465)                 (355)
                 -------------------   -------------------
Land use
rights, net      $             4,110   $             4,220
                 ===================   ===================

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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 9 -- SHORT-TERM BORROWINGS


Short-term borrowings consisted of the following at December 25:

                       2002                 2001
                    (US$'000)            (US$'000)

               -------------------  -------------------
Bank loans     $             3,012  $             3,554
Bills
payable                        602                   --
               -------------------  -------------------
               $             3,614  $             3,554
               ===================  ===================


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


NOTE 10 -- OTHER PAYABLES AND ACCRUALS


Other payables and accruals consisted of the following at December 25:

                                  2002                  2001
                               (US$'000)             (US$'000)
                          -------------------   -------------------
Others                    $               743   $               209
Deposits from customers                   315                   362
Accruals for:
  Staff welfare                            18                    50
  Staff salaries and
  bonus                                    50                    10
  Operating expenses                      105                    67
  Property taxes                           51                    40


                          -------------------   -------------------
                          $             1,282   $               738
                          ===================   ===================


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


A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Group's effective income tax rate is as follows:

                                                                         2002             2001
                                                                        -----            -----
Statutory income tax, average rate                                        28%               30%
Impact of effective tax holiday discussed above                          (15)              (23)
  Various differences, especially as they related to expenses of
   share exchange                                                           -               20%

                                                                        -----            -----
Effective rate                                                            13%               27%
                                                                        =====            =====

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


As of December 25, 2002 and 2001 the Group had approximately 40,911,242 and 40,911,242 shares of common stock issued and outstanding. No preferred stock has been issued.


NOTE 13 -- COMMITMENTS


Lease Commitments -- The Group leases manufacturing and warehouse facilities under operating leases which expire at various dates through March 2031. At December 25, 2002, the Group's future minimum lease payments under operating leases were as follows:

                                                          (US$'000)
                                                     -------------------
    2003                                             $                77
    2004                                                              75
    2005                                                              75
    2006                                                              10
    2007                                                               9
    Thereafter                                                        44
                                                     -------------------
                                                     $               290
                                                     ===================

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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 13 -- COMMITMENTS (CONTINUED)


Annual Fees -- Under the supplementary joint venture agreements, the Group has committed to pay predetermined annual fees of $114,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2002 and 2001, total commitments under these arrangements were as follows:

                                                              2002                  2001
                                                           (US$'000)             (US$'000)
                                                      -------------------   -------------------
Payable during the period:

    Within one year                                   $               114   $               114

    Over one year but not exceeding two years                         114                   114

    Over two years but not exceeding three years                      114                   114

    Over three years but not exceeding four years                     114                   114

    Over four years but not exceeding five years                      114                   114

    Over five years                                                 4,696                 4,810
                                                      -------------------   -------------------
                                                      $             5,266   $             5,380
                                                      ===================   ===================


NOTE 14 -- RELATED PARTY TRANSACTIONS


Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.


Particulars of significant transactions between the Group and related companies are summarized below:

                                                                      2002                  2001
                                                                   (US$'000)              (US$'000)
                                                              -------------------   --------------------
  Sale of finished goods to:
  A joint venture partner, Shandong Longfeng Group
  Company                                                     $               419   $                 83
  Related parties:
    Zhang Guo Quan(5)                                                         980                     --
    Penglai Jinhai Food Company Limited(4)                                    344                     --
    Longkou City Longfeng Colour Printing Factory(3)(6)                         7                     --
    NNew Dragon Asia Food (Luoyang) Company Limited (2)                        --                      1
    Shandong Longfeng Group Trading Company(1)                                  2                     --
    Sanhe (Yantai) Food Company Limited(1)                                      1                     --
    Shandong Longfeng Penglai Flour Company Limited(3)                         --                     62
                                                              -------------------   --------------------
                                                              $             1,753   $                146
                                                              ===================   ====================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)

Purchase of raw materials from:
  A joint venture partner, Shandong Longfeng Group Company    $                 8   $                 --
  Related parties:
    Sanhe (Yantai) Food Company Limited(1)                                     19                     48
    Shandong Longfeng Penglai Flour Company Limited (3)                        --                    924
    Longkou City Longfeng Colour Printing Packing
    Factory(3)(6)                                                             907                    688
    Longkou City Longfeng Carton Packing Factory(3)(6)                        710                    424
    New Dragon Asia Food (Yueyang) Company Limited(2)                           1                     --
    Xinxiang Guo Liang Flour Company Limited(5)                                --                     37
  New Dragon Asia Food (Chengdu) Company Limited(2)                            11                     --
  New Dragon Asia Food (Luoyang) Company Limited(2)                             1                     --
                                                              -------------------   --------------------
                                                              $             1,657   $              2,121
                                                              ===================   ====================




                                    2002                  2001
                                 (US$'000)             (US$'000)
                            -------------------   -------------------

Pre-determined annual fee charged by joint venture partners:
  Shandong Longfeng Group
  Company                   $                78   $                78
  Shandong Longfeng Flour
  Company Limited                            36                    36
                            -------------------   -------------------
                            $               114   $               114
                            -------------------   -------------------
Interest income earned from short-term advances to an immediate parent company:
  New Dragon Asia Food
  Limited                   $               188   $                67
                            -------------------   -------------------
Interest expenses paid to a joint venture partner:
  Shandong Longfeng Group
  Company                   $                18   $                18
                            -------------------   -------------------
Rental income from joint venture partner:
  Shandong Longfeng Group
  Company                   $                64   $                64
                            -------------------   -------------------

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


Summary of related party balances is as follows:


                                   2002                  2001
                                (US$'000)             (US$'000)
                           -------------------   -------------------
  Due to New Dragon
  Asian Food Limited       $             5,782   $             7,044
                           ===================   ===================

The net amount due to New Dragon Asia Food Limited is unsecured and non-interest bearing, except for an amount due from that Company of approximately $3,538,000 which bears interest at 6% per annum.


During the year, machinery was acquired from New Dragon Asia Food Limited at a cost of $796,000.


                                        2002                  2001
                                     (US$'000)             (US$'000)
                                -------------------   -------------------
Due to joint venture partners
consisting of:
  Shandong Longfeng Group
  Company                       $             3,762   $             4,311
  Shandong Longfeng Flour
  Company Limited                             1,809                 1,770
                                -------------------   -------------------
                                $             5,571   $             6,081
                                ===================   ===================

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


The amounts due to joint venture partners are unsecured and non-interest bearing, except for an amount due to Shandong Longfeng Group Company of $280,723 which bears interest at 6.48% per annum.


                                             2002                  2001
                                           (US$'000)             (US$'000)
                                      ----------------      ---------------
Due from related companies consisting of:
   Sanhe New Dragon Food Process
   Company Limited(1)                 $           --    $           19
   Shandong City Longfeng Soybean
   Food Company Limited (1)                       --                22
   New Dragon Asia Food (Yueyang)
   Company Limited (2)                           329               329
   New Dragon Asia Food (Luoyang)
   Company Limited (2)                           791               783
   New Dragon Asia Food (Chengdu)
   Company Limited (2)                           551               551
 Penglai Jinhai Food Company                     372                --
  Limited(4)
 Shandong Longfeng Group Trading                  12                --
  Company(1)
 Shandong Longfeng Oceanic                        10                --
  Foodstuff Company Limited(1)
 Zhang Guo Quan(5)                               434                --
                  --                  --------------      ------------
                                      $        2,499    $        1,704
                                      ==============    ==============

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)


The amounts due from related companies are unsecured and non-interest bearing, and are repayable on demand.


                                    2002                  2001
                                 (US$'000)             (US$'000)
                            --------------     -------------------
Due to related companies
consisting of:
  Dalian Mei Long Food
  Company Limited(3)        $          --   $             1,052
  Longkou City Longfeng
  Colour Printing Packing
  Factory(3)(6)                       463                   123
  Longkou City Longfeng
  Carton Packing
  Factory(3)(6)                        --                    30
  Shandong Longfeng
  Penglai Flour Company
  Limited                              --                   722
  Longfeng Food Company
  Limited (3)                         133                   169
   ew Dragon Asia Food
    (Luoyang) Company
  N Limited(2)                          6                    --
  Ningbo Hai Fu Sheng(4)                2                    --
   englai Jinhai Food
  P Company Limited(4)                  2                    --
  Yantai Mei Long Oil and
  Food Company Limited (3)             --                 1,468
  Sanhe (Yantai) Food
  Company Limited(1)                   76                   220
 Sanhe Senji Food
  Technology Development
  Company Limited(1)                  120                    --
                            -------------     -------------------
                            $         802   $             3,784
                            -------------     -------------------

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

(4) Mr. Zhen Gu Song, is the son of Mr. Xu Jun Song, and has a beneficial interest in these companies.

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


Net Sales


                      2002                  2001
                   (US$'000)             (US$'000)
              -------------------   -------------------
Instant
noodles       $            10,847   $             9,990
Flour                      22,857                20,145
              -------------------   -------------------
              $            33,704   $            30,135
              -------------------   -------------------

Income from Operations

                                               2002                  2001
                                             (US$'000)            (US$'000)
                                        ------------------    ------------------
            Instant noodles             $            1,621    $            1,574
            Flour                       $            2,725    $            2,515
                                        ------------------    ------------------
                                        $            4,346    $            4,089
                                        ==================    ==================

Identifiable Assets

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                            --------------------    --------------------
                    Instant noodles                         $             18,390    $             17,869
                    Flour                                   $              9,543    $              9,104
                                                            --------------------    --------------------
                                                            $             27,933    $             26,973
                                                            ====================    ====================


Interest Income

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                            --------------------    --------------------
                    Instant noodles                         $                192    $                 78
                    Flour                                   $                  2    $                 10
                                                            --------------------    --------------------
                                                            $                194    $                 88
                                                            ====================    ====================


Interest Expense

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                            --------------------    --------------------
                    Instant noodles                         $                 18    $                 27
                    Flour                                   $                247    $                173
                                                            --------------------    --------------------
                                                            $                265    $                200
                                                            ====================    ====================


Depreciation and Amortization

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                            --------------------    --------------------
                    Instant noodles                         $                703    $                794
                    Flour                                   $                548    $                470
                                                            --------------------    --------------------
                                                            $              1,251    $              1,264
                                                            ====================    ====================


Major Customers -- Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                            --------------------    --------------------
                    Li Yi                                                      6 %                     7 %
                                                            ====================    ====================
                    Zhang Guo Quan                                             3 %                     5 %
                                                            ====================    ====================

Major Suppliers -- Details of suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                                     2002                    2001
                                                                   (US$'000)              (US$'000)
                                                               -----------------     -------------------
                    Longkou City Food Collect and Store
                    Control Center                                             2 %                    15 %
                                                               =================     ===================
                    Hui Town Food Institute Yu Lain Food
                    Control Centre                                             2 %                     5 %
                                                               =================     ===================

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