Form 10-Q
period 2003-09-25
NEW DRAGON ASIA CORP
filed 2003-11-10
CIK 1089590

                 U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                             Commission File Number:
 September  25,  2003
                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     FLORIDA                                                88-0404114
-----------------                            --------------------------------
(State  or  other  jurisdiction  of       (IRS  Employer Identification  Number)
incorporation  or  organization)

                        2/F Kam Chung Commercial Building
                               19-21 Hennessy Road
                            Wanchai, Hong Kong 33301
--------------------------------------------------------------------------------
(Address  of  Principal  Executive  Offices)              (Zip  Code)

                                 (852) 2520-0220
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock outstanding as of September 25, 2003 was 44,211,342.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                 ----    ----

ITEM  1.  FINANCIAL  STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   AS OF
                                                        -------------------------
                                                        SEPTEMBER 25, DECEMBER 25,
                    A S S E T S                                2003         2002
                                                          (Unaudited)
                                                        ------------  -----------
Current Assets:
  Cash and cash equivalents                              $    2,135   $      628
  Restricted cash                                               181          181
  Accounts receivable, net of allowance for doubtful accounts
  of $493 at September 25, 2003 and $415 at December 25, 2002 8,408        7,328
  Other receivables, deposits and prepayments                   754        1,066
  Inventories                                                 3,128        5,202
  Due from related companies                                  2,177        2,499
                                                          ----------   ----------
   Total current assets                                      16,783       16,904

Property, machinery and equipment, net                       18,402       19,340
Land use rights, net                                          4,026        4,110
                                                          ----------   ----------
   Total assets                                          $   39,211   $   40,354
                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                   $    4,325   $    3,614
 Accounts payable                                             4,608        4,728
 Other payables and accruals                                  1,856        1,282
 Taxes payable                                                  922          889
 Due to related companies                                     1,321          802
                                                          ----------   ----------
   Total current liabilities                                 13,032       11,315

Due to an immediate parent company                              541        5,782
Due to joint venture partners                                 6,032        5,571
                                                          ----------   ----------
   Total liabilities                                         19,605       22,668
                                                          ----------   ----------
Stockholders' equity:
  Common stock, par value USD0.0001; authorized -
  107,000,000 shares, issued and outstanding -
  44,211,342 at September 25, 2003 and
  40,911,342 at December 25, 2002                                 4            4
 Additional paid-in-capital                                   9,538        8,132
 Retained earnings                                           10,064        9,550
                                                          ----------   ----------
   Total stockholders' equity                                19,606       17,686
                                                          ----------   ----------

   Total liabilities and stockholders' equity            $   39,211   $   40,354
                                                          ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                         FOR THE                  FOR THE
                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 25,             SEPTEMBER 25,
                                  ----------------------- -----------------------
                                      2003       2002        2003         2002
                                  ----------------------- -----------------------

Net sales                           $ 8,194     $ 8,443    $ 20,220    $ 22,834

Cost of goods sold                   (6,472)     (7,167)    (17,518)    (18,789)
                                     -------     -------    --------    --------
Gross profit                          1,722       1,276       2,702       4,045


Selling and distribution expenses      (263)      (224)        (753)       (780)

General and administrative
expenses                               (468)      (227)      (1,140)       (654)
                                     -------     -------    --------    --------
Income from operations                  991        825          809       2,611

Other income and expenses:
   Interest expense                     (67)       (48)        (195)       (197)
   Interest income                       60         52          168         143
   Other income                          19          -           50           -
                                     -------     -------    --------    --------
Income before provision for
income taxes                          1,003        829          832       2,557

Provision for income taxes             (217)      (104)        (318)       (419)
                                     -------     -------    --------    --------
Net income                          $   786    $   725     $    514    $  2,138
                                     =======     =======    ========    ========
Basic and diluted earnings
per common share                    $ 0.02    $   0.02     $    0.01   $   0.05
                                     =======     =======    ========    ========
Weighted average shares used
to compute basic and diluted
net income per common share           41,700     40,911      41,175      40,911
                                     =======     =======    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)


                                                          NINE  MONTHS  ENDED
                                                             SEPTEMBER 25,
                                                       -------------------------
                                                            2003         2002
                                                       ------------ ------------
Cash flows from operating activities:
 Net income                                              $     514   $  2,138
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization                                                 84         83
   Depreciation of property, machinery and equipment           982      1,129
   Loss on disposal of machinery and equipment                  23          2
   Provision for bad debts                                      78          5
   Changes in assets and liabilities:
     Accounts receivable                                     1,158     (1,654)
     Other receivables, deposits and prepayments               312       (501)
     Inventories                                             2,074        321
     Accounts payable and accrued liabilities                  454      2,063
     Taxes payable                                              33        629
                                                          ---------   --------
Net cash provided by operating activities                    3,396      4,215
                                                          ---------   --------
Cash flows from investing activities:
 Due from related companies                                    322       (783)
 Due to related companies                                      519        (53)
 Decrease in investment                                          -         72
 Proceeds from sale of machinery and equipment                  11          4
 Purchases of property, machinery and equipment                (78)      (250)
                                                          ---------   --------
Net cash provided by (used in) investing activities            774     (1,010)
                                                          ---------   --------
Cash flows from financing activities:
 Issuance of common stock                                    1,406          -
 Proceeds from short-term borrowings                         2,771      3,735
 Payments on short-term borrowings                          (2,060)    (4,277)
 Net decrease in due to an immediate parent company         (5,241)    (2,091)
 Net increase (decrease) in due to joint venture partners      461       (310)
                                                          ---------   --------
Net cash used in financing activities                       (2,663)    (2,943)
                                                          ---------   --------
Net increase in cash and cash equivalents                    1,507        262

Cash and cash equivalents at the beginning of the period       628      1,293
                                                          ---------   --------
Cash and cash equivalents at the end of the period       $   2,135   $  1,555
                                                          =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ALL INTERIM INFORMATION RELATING TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 25, 2003 AND 2002 IS UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  NATURE  OF  OPERATIONS

         New Dragon Asia Corporation (formerly Bio-Aqua Systems, Inc.) and its subsidiaries (the "Group" or "NDAC"), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC"). NDAC has its principal office in Hong Kong. The group of NDAC is composed of four wholly-owned limited liability companies, incorporated under the laws of the British Virgin Islands (BVI). The limited liability companies are Mix Creation Limited ("MC"), Rich Delta Limited ("RD"), Noble Point Limited ("NP"), and Keen General Limited ("KG"). Each of the wholly-owned limited liability companies own a majority interest in a contractual joint venture in the PRC. A contractual joint venture is an entity established between the wholly-owned subsidiary and another joint venture partner, with the rights and obligations of each party governed by a contract. If the wholly-owned subsidiary owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered a de facto subsidiary and has been accounted for as a subsidiary of the Group.

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

         On December 13, 2001 Bio-Aqua entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, Bio-Aqua acquired from New Dragon Asia Food Limited all of the equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn holds an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant.

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

         As conditions of the Exchange Agreement, the Company amended its Articles of Incorporation to :

         1)       Change the name of the Company to New Dragon Asia Corp.
         2) Convert all the previously existing Class A and Class B common stock into a single class of common stock
         3)       Increase its authorized capital stock to 107,000,000 shares.
         4) Max Rutman (through his ownership interest in Flagship Import Export LLC) and Atik S.A., owners of all of the previously existing 1,700 000 shares of the Class B common stock, agreed to convert their Class B shares to Class A common stock.

         In connection with the terms and provisions of the Exchange Agreement, Bio-Aqua issued 1,335,912 shares of restricted common stock to investment advisors and attorneys in connection with services rendered to effectuate the exchange of shares. At the date of issuance of the shares, the AMEX market quotation of the stock was $3.00 per share.

         NDAC has included these costs approximating $3,134,000 in other expenses in the December 25, 2001 statements of consolidated operations and comprehensive income, computed utilizing a 20% discount of the above AMEX market quotation due to the restricted nature of the stock.

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

Details of the companies comprising the Group are as follows:


                         Date of           Paid-Up   Percentage of     Principle
     Name                Incorporation     Capital     Ownership      Activities
----------------       ----------------   ---------  --------------  ------------
Mix Creation           The British Virgin     US$     100%     Investment holding
Limited                Islands              1,500,000
("MC") (a) November 7, 1997

New Dragon Asia Flour  The PRC                RMB      90%(b)  Manufacture,
(Yantai) Company       August 13, 1999     28,500,000          marketing and
Limited                                                        distribution of
("NDAFLY")                                                     flour

Rich Delta Limited     The British Virgin     US$     100%     Investment holding
("RD") (a)             October 28, 1998     1,000,000

New Dragon Asia Food   The PRC                RMB      90%(c)  Manufacture,
(Yantai) Company       December 24, 1998   17,462,000          marketing and
Limited ("NDAFY")                                              distribution of
                                                               instant noodles

Noble Point Limited    The British Virgin     US$     100%     Investment holding
("NP") (a)             Islands             1,000,000
                       October 29, 1998

New Dragon Asia        The PRC                RMB      90%(c)  Manufacture,
Food (Dalian) Company  December 28, 1998  17,430,000           marketing and
Limited                                                        distribution of
("NDAFD")                                                      instant noodles

Keen General           The British Virgin     US$     100%     Investment holding
Limited                Islands             1,500,000
("KG") (a) July 20, 1998

Sanhe New Dragon       The PRC                RMB      79.64%(c) Manufacture,
Asia Food Company      December 25, 1998  51,191,432           marketing and
Limited                                                        distribution of
("SNDAF")                                                      instant noodles


         (a)      MC,  RD,  NP and KG  are  wholly  owned  by  New  Dragon  Asia
                  Corporation.

         (b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded for financial reporting purposes as 100% owned by the Group. The minority interest component has been included with General and Administrative expenses for the periods ended September 25, 2003 and 2002.

         (c) NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 79.64% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded for financial reporting purposes as 100% owned by the Group. The minority interest component has been included with General and Administrative expenses for the periods ended September 25, 2003 and 2002.

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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K/A for the year ended December 25, 2002 of New Dragon Asia Corp. and Subsidiaries, as filed with the Securities and Exchange Commission. The December 25, 2002 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

NOTE  3  -  INVENTORIES

         Inventories consist of the following (in thousands):

                               September 25,  December 25,
                                       2003          2002
                                   ---------     ---------
               Raw  materials      $  1,750      $  2,981
               Finished  goods        1,378         2,221
                                   ---------     ---------
                                   $  3,128      $  5,202
                                   =========     =========

NOTE  4  - ISSUANCE OF COMMON STOCK

         The Company closed on a private placement with a select group of institutional investors (the "Purchasers") on September 4, 2003. The Company sold 3,300,000 shares of its Class A common stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The Purchasers of the Class A common stock were also issued five year warrants to purchase up to 1,650,000 shares at an exercise price of $0.99 per share.

         The proceeds from this offering were originally intented for use in the acquisition of an entity the Company had identified and was conducting due diligence. Upon completion of due diligence, the Company choose not to acquire the entity and has now decided to utilize the proceeds for working capital needs.

         The securities were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). In connection with the offering, New Dragon Asia has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the resale of the shares purchased and shares issuable upon exercise of the warrants.

NOTE  5  -  EARNINGS  PER  SHARE  -  BASIC

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 25, 2003 and 2002, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 41,175,342 and 40,911,342 for the nine months ended September 25, 2003 and 2002, respectively. The weighted-average number of common shares outstanding for computing basic EPS was 41,700,472 and 40,911,342 for the three months ended September 25, 2003 and 2002, respectively.

NOTE  6  -  INCOME  TAXES
         The income of the Company is subject to PRC income taxes at rates ranging from 27% to 33% of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, the PRC subsidiaries within the Group are exempt from state income tax and local tax in respect of income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years. The Company and its subsidiaries are in different stages of enjoying the above tax incentive program.

         The Group's companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

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

         Particulars of significant transactions between the Group and related companies are summarized below:


                                                          09/25/2003   09/25/2002
                                                          (US $ '000)  (US $ '000)
         Sale of finished goods to:
           Joint Venture Partner:
            Shandong Long Feng Group Company                      184          121
           Related Parties:
             Shandong Long Feng Penglai Flour Company Limited       -            2
             Sanhe (Yantai) Food Company Limited                    2            -
             Penglai Jinhai Food Company Limited                   12          237
                                                             ----------------------
                                                                  198          360
                                                             ----------------------

         Purchase of raw materials from:
           Joint Venture Partner:
             Shandong Long Feng Group Company                        -           5
           Related Parties:
             Sanhe (Yantai) Food Company Limited                     8          19
             Shandong Long Feng Penglai Flour Company Limited (1)    -          35
             Ningbo Hai Fu Sheng Penglai Jinhai Food Co Ltd          8           -
             Longkou City Longfeng Soybean Food Co Limited           1           -
             Longkou City Long Feng Packing Manufacturing Factory  913           -
             Longkou City Long Feng Colour Printing Packing Factory  -         514
             Longkou City Long Feng Cartoon Printing Packing Factory -         369
                                                             ----------------------
                                                                   930         942
                                                             ----------------------

NOTE  8  -  CLOSURE  OF  OPERATIONS

         There was a closure of a subcontracted factory in Xinxiang in January 2003 due to the end of the subcontracting agreement. Total assets of the Xinxiang factory were approximately $33 thousand and $26 thousand transferred to New Dragon Asia Flour (Yantai) Co Ltd and Xinxiang Guoliang Flour Company Limited, the lessor of the factory. The rest of the assets of the factory, in the amount of $27 thousand, have been written off.

         Due to the negative effects of SARS, the Company closed its Xinxian factory in May 2003. Fixed assets of the Xinxian factory were approximately $44 thousand, of which $26 thousand were transferred to New Dragon Asia Flour (Yantai) Company Limited and the Taian factory. Approximately $8 thousand of the fixed assets were sold to Shandong Long Feng Flour Company Limited, a related entity, and the remaining $10 thousand were written off. Inventory and related packaging materials amounting to $45 thousand have been written off to operations for period ended June 25, 2003. The Company also charged $30 thousand of penalties and taxes related to the termination of the lease, $10 thousand of salaries and severance pay and $28 thousand of other operating expenses to operations.

NOTE  9  -  SUBSEQUENT EVENT

         A second private placement with a select group of institutional investors closed on October 7, 2003. The Company sold 850,000 shares of its Class A common stock for an aggregate purchase amount of $425,000 or $0.50 per share. The Purchasers of the Class A common stock were also issued five year warrants to purchase up to 425,000 shares of common stock at an exercise price of $0.98 per share. This offering is subject to the same terms and conditions as the September 4, 2003 private placement (Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K/A for the fiscal year ended December 25, 2002, the Quarterly Reports on Form 10-QSB filed by the Company and Current Reports on Form 8-K by the Company.

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

PLAN  OF  OPERATIONS

Our current strategy is twofold: (1) to expand our customer sales base and production lines; and (2) impose ongoing strict control on the factories' hygiene in view of prevention of SARS (Severe Acute Respiratory Syndrome). Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales.

Our long-term growth strategy includes strategic acquisitions of additional plants with regional brand recognition to increase our market share in China. A significant acquisition will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS  OF  OPERATIONS

Nine months ended September 25, 2003 compared to nine months ended September 25, 2002
--------------------------------------------------------------------------------

Net sales

         Total revenue for the nine months ended September 25, 2003 was USD20.2 million as compared to USD22.8 million, a decrease of 11% for the comparable period last year. Management believes that the SARS outbreak had a negative impact on our business. However, as the epidemic has been contained, management believes that our business will return to at least the pre-SARS levels.


Net  income

         Net income for the first nine months of 2003 decreased from $2.14 million for the corresponding period last year to $0.51 million. The results were adversely affected by the deterioration in consumer demand on retail commodities caused by the widespread public concerns over the outbreak of SARS during the period from March to June.


SARS  Effect
The outbreak of SARS negatively impacted our business as follows:

1) Blockage of Distribution Network
         As our major markets are in rural areas, the transportation of our products was adversely affected as some villagers tried to block the roads and set up their own quarantine areas to prevent the spread of SARS.

2) Incurred Additional Operating Expenses
         Manufacturing expenses were increased because additional expenses were incurred for preventative steps related to SARS such as using more hygienic products.

3) Sales and Promotional Activities Halted
         During that period, the provincial governments imposed strict control on citizens traveling. Our staff was also prohibited from leaving the factory area. These restrictions affected our sales activities, and promotional events of our products were also cancelled.

4) Deterioration in Consumer Demand
         As consumers were reluctant to go out, they had more time available at home to prepare their meals resulting in less demand for convenience food such as instant noodles.


Administrative  and  general  expenses

         Administrative and general expenses for the nine months ended September 25, 2003 increased by USD468 thousand to USD1,140 thousand, compared to USD654 thousand for the corresponding period in 2002. The increase was mainly due to expenses related to the closure of two sub-contracting factories resulting in the write off of inventory and deferred expenses. The Xinxiang factory was closed due to the expiry of the contract. The Xinxian factory was closed due to the sudden decrease in demand in the SARS period. The closure was designed to help the Company utilize its internal resources more efficiently. Furthermore, professional expenses related to the Company were previously borne by the ultimate holding company in the group base. Such expenses are now borne by the Company itself.


Selling  and  distribution  expenses

         Selling and distribution expenses for the nine months ended September 25, 2003 were USD753 thousand, which was comparable to USD780 thousand for the corresponding period of the prior year. During the current period, the Company encountered abrupt disruption of its sales caused by the outbreak of the SARS. Thus, selling and distribution expenses decreased accordingly.

Three months ended September 25, 2003 compared to three months ended September 25, 2002
--------------------------------------------------------------------------------

Net  sales

         Net Sales for the second quarter of 2003 decreased slightly by 3% to USD8.19 million compared to USD8.44 million for the corresponding quarter of 2002. The Company is recovering from the effect of SARS as the net sales increased nearly 50% to USD8.19 million for the quarter ended September 25, 2003 compared to only USD5.48 million for the last quarter ended June 25, 2003. The Company is expecting better sales performance by the end of this year.


Net  income

         The Company recorded a net income of USD0.79 million for the third quarter of 2003 as compared to USD0.73 million for the corresponding quarter of 2002. The change in sale of product mix of flour products has improved the gross profit margin of the Company.


Administrative  and  general  expenses

         Administrative and general expenses increased from USD227 thousand for the third quarter of 2002 to USD468 thousand for the third quarter of 2003, mainly due to recognition of the professional expenses of the Company and additional provision for receivables in Dalian. The professional expenses related to the Company were previously borne by the ultimate holding company in group base but from this quarter period, such expenses were borne by the Company itself.

Selling  and  distribution  expenses

         Selling and distribution expenses increased from USD224 thousand for the third quarter of 2002 to USD263 thousand for the corresponding period this year. The increase was attributable to additional shipping costs incurred on export sales which commenced in the current year.


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

         Cash and cash equivalents were USD2.1 million as of September 25, 2003. This represents an increase of USD580 thousand from September 25, 2002. The increase was mainly due to proceed from the issuance of 3,300,000 common stock and five year warrants to purchase 1,650,000 shares of common stock on September 4, 2003. The Company has closed on a private placement with a select group of institutional investors with gross proceeds of USD1.65 million. The proceeds from this offering were originally intented for use in the acquisition of an entity the Company had identified and was conducting due diligence. Upon completion of due diligence, the Company choose not to acquire the entity and has now decided to utilize the proceeds for working capital needs. Net cash provided by operating activities for the nine months ended September 25, 2003 was approximately USD3.4 million as compared to net cash generated from operating activities of approximately USD4.2 million for the corresponding period in 2002. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         Accounts receivable increased by 14.7% and accounts payable decreased by 2.5%, from December 25, 2002 to September 25, 2003. There was an increase in accounts receivable due to the additions of new customers. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended December 25, 2002. The Company believes that internally generated funds together with available bank credit will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

See, Part II, Item 2.

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


ITEM 4.  CONTROLS  AND  PROCEDURES

(a)      Evaluation of Disclosure  Controls and Procedures  Disclosure
         Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under 0the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

                           PART II. OTHER INFORMATION


Item  1.          Legal  Proceedings

                  None.

Item  2.          Changes  in  Securities  and  Use  of  Proceeds.

                  The Company sold 3,300,000 shares of its Class A common stock and five year warrants to purchase 1,650,000 shares of common stock through a private placement closed on September 4, 2003.

                  There was a secong placement on October 7, 2003. The Company sold 850,000 shares of its Class A common stock and five years warrants to purchase 425,000 shares of common stock.

                  The proceeds from these offerings will be used as working capital of the Company.

                  The securities were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof. The Company has filed a registration covering the resale of the shares of common stock including shares issuable pursuant to the exercise of the warrants. The registration statement became effective on November 4, 2003. The Company paid to the placement agent aggregate commissions of USD214 thousand.

Item  3.          Defaults  Upon  Senior  Securities

                  None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

                  None.

Item  5.          Other  Information

                  None.

Item  6.          Exhibits  and  Reports  on  Form  8-K

                  (a) Exhibits:

                  Exhibit 31.1:     Section 302 Sarbanes Oxley Certification of
                                    the Chief Financial Officer
                  Exhibit 31.2:     Section 302 Sarbanes Oxley Certification of
                                    the Chief Executive Officer
                  Exhibit 32.1:     Section  906  Sarbanes  Oxley Certification
                                    of both the Chief Financial Officer and the Chief Executive Officer

                  (b) Reports on Form 8-K:

                           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7,  2003
                                            NEW  DRAGON  ASIA  CORP.


                                            By:  /s/  Wing  Leung  Lai
                                                 -------------------------------
                                            Name:  Wing  Leung  Lai
                                            Title: Chief Financial Officer