Form 10-K
period 2003-12-25
NEW DRAGON ASIA CORP
filed 2004-04-09
CIK 1089590

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 25, 2003

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to


                             Commission file Number


                              NEW DRAGON ASIA CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Florida                                         88-0404114
----------------------------               ------------------------------------
(State or other Jurisdiction               (I.R.S. Employer Identification No.)
    of Incorporation)


      2/F Kam Chung Commercial Building
             19-21 Hennessy Road
              Wanchai, Hong Kong
-----------------------------------------------          -----------
    (Address of Principal Executive Offices)             (Zip Code)


                                 (852) 2815-9892
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


                                           Name of Each Exchange
          Title of Each Class               on Which Registered
             Common Stock                 American Stock Exchange
             ------------                 -----------------------


     Securities registered under Section 12(g) of the Exchange Act:


                                ----------------
                                (Title of Class)

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]  No [_]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]  No [_]

     State issuer's revenue for its most recent fiscal year : $30,773,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 25, 2003 the aggregate market value of the common equity held by non-affiliates was $4,181,066.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004, there were 45,061,342 shares outstanding.

Portions of the registrant's definitive proxy statement (the "Proxy Statement") related to the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                              NEW DRAGON ASIA CORP.
                                    FORM 10-K
                                TABLE OF CONTENTS
                     ---------------------------------------

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.    Business                                                           1
Item 2.    Properties                                                         8
Item 3.    Legal Proceedings                                                  9
Item 4.    Submission of Matters of a Vote of Security Holders                9

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             9
Item 6.    Selected Financial Data                                           10
Item 7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk         14
Item 8.    Financial statements and Supplementary Data                       15
Item 9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           15
Item 9A.   Controls Procedures                                               16

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                16
Item 11.   Executive Compensation                                            18
Item 12.   Security Ownership of Certain Beneficial Owners and Management
          and Related Stock Matters                                          20
Item 13.   Certain Relationships and Related Transactions                    20
Item 14.   Principal Accountant Fees and Services                            24
Item 15.   Exhibits, List and Reports on Form 8-K                            24
Signatures                                                                   25

Financial Statements                                                         F1

                                     PART I

ITEM 1.       BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under Business Risks contained in Part 1 of this Annual Report that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements, although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

OVERVIEW

Company History

     New Dragon Asia Corp., formerly Bio-Aqua Systems, Inc., a Florida corporation (the "Company"), was incorporated in March 1999. On August 7, 2001, the Company was announced that it would seek to divest its then current operations and acquire a new operating company with the goal of enhancing shareholder value. On December 13, 2001, the Company entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, the Company acquired (the "Acquisition") from New Dragon Asia Food Limited all of its equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn hold an interest in a separate sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries, in exchange for 37,963,263 shares of common stock of the Company.

     As a result of the Acquisition, the Company continued the operations of New Dragon Asia Food Limited. All operations of New Dragon Asia Food Limited are conducted through the sino-foreign joint ventures discussed below.

OVERVIEW OF NEW DRAGON ASIA FOOD LIMITED

     The New Dragon Asia Food Group was established in 1952 under the name "Long Feng Foods", as a grain and oil processing enterprise in the Shandong Province of the People's Republic of China ("PRC" or "China") and developed as one of the Province's leading flour millers. Long Feng developed into the leading flour milling group in China. In 1992, Long Feng established a manufacturing operation for instant noodles as the Chinese market for "convenience foods" was entering a prolonged growth phase. Through rapid increases in capacity and maintenance of consistent quality, Long Feng has established itself as one of China's leading manufacturers of flour and instant noodles with seven manufacturing plants and nationwide distribution.

     In 1998, the Hong Kong based New World Industrial Holdings Ltd., together with one of the largest Hong Kong food groups formed a Sino Foreign Joint Venture under the name "New Dragon Asia Food Limited" to acquire a controlling interest in seven of Long Feng's largest manufacturing subsidiaries. The objective of this venture was to combine Long Feng's China manufacturing capabilities and distribution network, New World Industrial Holdings Ltd's financial strength and the joint venture partner's food industry management expertise so as to capitalize on the rapid growth potential available for the Chinese fast food industry, both within China and internationally.

     New Dragon Asia Food Limited combined four of its largest and most profitable joint ventures as the "New Dragon Asia Food Group". These joint ventures are located in Dalian, Yantai and Sanhe and are listed as follows:

          -    New Dragon Asia Flour (Yantai) Company Limited

          -    New Dragon Asia Food (Yantai) Company Limited

          -    New Dragon Asia Food (Dalian) Company Limited

          -    Sanhe New Dragon Asia Food Company Limited

     Headquartered in the Shandong Province, PRC, management of New Dragon also operates sales and corporate offices in Hong Kong. Management draws on the unique combination of China food manufacturing experience, together with the marketing and branding skills of the Hong Kong partners.

     Our core business is twofold: (1) the milling, sale and distribution of flour and related products, and (2) the production of instant noodles, which we market and sell under regional brands through supermarkets and food stores. Our principal brand is "Long Feng". On a consolidated basis, management estimates the Long Feng brand to be one of the top brands in the China instant food industry.

INDUSTRY BACKGROUND

     "Fast food" in the form of instant noodles was introduced to China in the early 1980's following the commencement of the market economy in 1979. With rapidly rising income and living standards and rapid growth of the urban middle class, demand for quality convenience food grew rapidly.

     The increasing market for instant noodles, a staple "fast food" in Asia, has attracted foreign producers from Japan, Korea and Taiwan. While this has generated increased competition for high end manufacturers, more popular, national brand names such as Long Feng; are well entrenched and are increasing in both sales and market share as less efficient local brands are absorbed or eliminated. In a national survey taken in 2001, average annual per capita consumption of instant noodles in China was 15 packets compared with 80 in Korea and 44 in Japan. Management believes that growth potential in the China market, as consumers become increasingly affluent, is considerable.

     Consumption of instant noodles in China has increased dramatically as more women enter the work force. Further, sharply higher sales at airports, train stations and bus stations throughout the country reflect increasing business and leisure travel by the rapidly expanding middle class.

                                    Products

     *  Flour

     We produce and market a broad range of wheat flour for use in bread, dumplings, noodles and confectionary products. Our flour products are marketed under the "Long Feng" brand name and sold throughout the country at both wholesale and retail levels. At the end of 2003, our product breakdown was approximately 60% for flour products and 40% for instant noodles.

     *  Noodles

     We provide a wide range of instant noodle products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: packet noodles for home preparation and for snacks.

                                 Product Quality

     Long Feng has a reputation for producing some of the highest quality food products in China. Our production plants operate to the highest level of hygiene and efficiency and most of our plants are certified at the ISO9002 level. Most of our "state of the art" equipment is imported from Switzerland, Japan and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the "Long Feng" brand.

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

     We own and operate our manufacturing plants which have an annual aggregate production capacity of approximately 110,000 tons of flour products and in excess of 110 million packets of instant noodles.

     We closed our factory in Xinxiang in January 2003. Total assets of the Xinxiang factory were approximately $33,000 and $26,000 transferred to New Dragon Asia Flour (Yantai) Co Ltd and Xinxiang Guoliang Flour Company Limited, the lessor of the factory. The remaining assets of the factory were written off in the first quarter of 2003.

     Due to the negative effects of SARS, the Company closed its Xinxian factory in May 2003. Fixed assets of the Xinxian factory were approximately $44,000, of which $26,000 were transferred to New Dragon Asia Flour (Yantai) Company Limited and the Taian factory. Approximately $8,000 of the fixed assets were sold to Shandong Long Feng Flour Company Limited, a related entity, and the remaining $10,000 was written off. Inventory and related packaging materials amounting to $45,000 have been written off to operations for the period ended June 25, 2003. The Company also charged $30 thousand of penalties and taxes the termination of the lease, $10,000 of salaries and severance pay and $28,000 of other operating expenses and operations.

     We also closed our noodle factory in Taian in December 2003.

                         Transportation and Distribution

     The Company's distribution system is the key to its continued success in developing "Long Feng" as one of the leading domestic brands in China. The Company has over 216 points of distribution of which 16 are direct sales offices, spread over 27 provinces in China. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.

     Rural distribution operations are facilitated by a large fleet of trucks owned by the New Dragon Asia Food Group which carry products bound for both wholesale and retail customers in outlying areas.

                                  Raw Materials

     The noodle's primary ingredient is flour, which is extracted from wheat through a milling process. A certain percentage of the flour needs of New Dragon Asia Food (Yantai) Company Limited and New Dragon Asia Food (Dalian) Company Limited are sourced from New Dragon Asia Flour (Yantai) Company Limited who occasional purchases of high quality wheat from Australia and Canada. Wheat sourced by our milling operating from Shandong province is generally regarded as being the highest quality available in China. Other ingredients such as flavorings and additives are manufactured or processed by New Dragon Asia Food (Yantai) Company Limited and Sanhe New Dragon Asia Food Company Limited. We also use paper products such as corrugated cardboard, as well as films and plastics to package products. Raw and packaging materials are readily available from various suppliers. There is no reliance on any one supplier.

MARKETING AND SALES

     In China, marketing and promotion costs for manufactured products are generally absorbed by the distributor. Most products are regionally marketed and distributed. Our sales and marketing strategy focuses on around maintaining strong distribution relationships, continually innovating our products and an excellent quality/price dynamic.

COMPETITION

     The instant noodle segment is highly competitive. We compete against well-established companies, and many smaller companies. Our largest competitors are the Master Kang and President Groups, both based in Taiwan.

     Competition in the flour industry is also very competitive. Our largest competitors are Shandong Guang Rao Ban Qiu Flour and Hebei Wu De Li Flour in the Northern market and Shenzhen Nanshun Flour in the Southern market.

There are several key marketing and sales initiatives that can impact the Company's competitive position in the Chinese market, including:

o      establishing favorable brand recognition;
o      developing products sought by consumers;
o      implementing appropriate pricing;
o      providing strong marketing support; and
o      obtaining access to retail outlets and sufficient shelf space.


CUSTOMERS

     Our primary customer base for both our flour products and noodles is in stores in the rural areas throughout China, where our brand has long been recognized as the highest quality available for the price, in contrast with our major competitors, "Master Kang" and "President", which are focused predominately in the more developed and competitive urban markets. The rural market is growing rapidly benefiting from increases in rural consumer income. Brand loyalty is strongest in this sector. The Company also sells to supermarkets mainly in urban areas.

     In addition to domestic sales, the Company also exports noodles to other countries such as Korea. In 2003, the Company exported over 80,000,000 packets of noodles to Korea which accounts for 3% of total sales.

No customer accounted for more than 10% of our sales.

     The Company also received orders from certain KFC Corporation locations in China and KFC's intermediary suppliers for flour. KFC requires rigorous quality control standards of at least the ISO9002 level. These orders highlight the brand reputation of Long Feng for and quality and recognition of the Company's commitment to international standards.

REGULATION

     We are subject to various laws and regulations administered by various local government bodies relating to the operation of our production facilities. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities, and we do not expect to make any material expenditure in 2004 with respect to compliance with any such regulations.

STRATEGY

     Our strategy is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our economies of scale. The following are some of the key elements of our business strategy:

     -    Increase the quantity of our products in rural distribution centers

     -    Continue to enhance our distributor relationships

     - Continue to improve product quality and diversify our product range with higher value-added products

     -    Build strategic joint venture  relationships  with  multinational food
          groups  to  enhance   product  range  and   capitalize  on  our  China
          distribution network

     -    Strengthen the training of our employees

     -    Implement the use of technical software to increase labor efficiency

EMPLOYEES

     We  employ   approximately  1,400  employees.   The  Company  believes  its
relationships with its employees are good.

AVAILABLE INFORMATION


     The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.newdragonasia.com

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

     All of our subsidiary companies operate from facilities that are located in
China.   Accordingly,   our   subsidiaries'   operations  must  conform  to  the
governmental regulations and rules of China.

     The Chinese Legal System

     The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws which are applied to our operation in China provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the United States. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are mostly consistent with accounting principles generally accepted in the United States. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with the People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

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

     Economic Reform Issues

     Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

      -     We will be able to capitalize on economic reforms;

      - The Chinese government will continue its pursuit of economic reform policies;

      -     The economic policies, even if pursued, will be successful;

      - Economic policies will not be significantly altered from time to time; and

      - Business operations in China will not become subject to the risk of nationalization.

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

     To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

ITEM 2.       PROPERTIES

     Our corporate headquarters are located in Hong Kong. Our four manufacturing plants consist of over 71,397 sq. meters of facilities with over 29 noodle production lines and a 110,000 tons p.a. flour milling facility with 3 production lines, located in Dalian, Beijing and Yantai. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. Most of New Dragon's manufacturing facilities have been awarded ISO9002 quality certification.


                                                      RENTAL       RENTAL        ANNUAL              SIZE
FACILITY             ADDRESS                          BEGIN        EXPIRE        RENTAL (US$)       (sq meters)
---------------      --------------------------       ----------   -----------   -------------      --------
Flour Mill,          No.10 Huangcheng,                     -            -               -            25,345
Noodle Factory,      Road (N), Longkou,
Condiment Factory    Shandong, P.R.C.

Noodle Factory       1 Yanjiao Jing ha Road(N),            -            -               -            26,274
                     Beijing, P.R.C.

Noodle Factory       11 Dunhuang Street,                   -            -               -             6,363
                     Shahekou Zone, Dalian
                     Liaoning Province, P.R.C.

Flour Packaging      Fuhao Village, Xu Xin             03/18/01     03/18/31          1,204           1,049
                     ZhuangTown, Tong Zhou
                     District, Beijing, P.R.C.

ITEM 3.       LEGAL PROCEEDINGS

     We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. None of our directors, officers or affiliates, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to ours or have a material interest adverse to ours in reference to pending litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 25, 2003.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

(a) Market Prices of Common Stock

     Our common stock is traded on the American Stock Exchange under the symbol NWD. The high and low bid prices of the common stock as reported on AMEX for the time periods indicated are set forth on the table below.


                                                         PRICE RANGE
                                                    ----------------------
                                                       HIGH         LOW
                                                    ---------    ---------
  FISCAL YEAR ENDED DECEMBER 25, 2002
  First Quarter                                     $    2.30    $    1.16
  Second Quarter                                    $    2.20    $    1.20
  Third Quarter                                     $    1.94    $    0.35
  Fourth Quarter                                    $    1.04    $    0.30

  FISCAL YEAR ENDED DECEMBER 25, 2003
  First Quarter                                     $    0.43    $    0.15
  Second Quarter                                    $    0.97    $    0.24
  Third Quarter                                     $    1.65    $    0.50
  Fourth Quarter                                    $    0.95    $    0.55


(b) Shareholders

     Our common shares are issued in registered form. American Stock Transfer, Brooklyn, New York, is the registrar and transfer agent for our common stock. As of March 15, 2004, there were 45,061,342 shares of our common stock outstanding and we had approximately 500 shareholders of record.

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

(d) Recent Sales of Unregistered Securities

       On September 4 and October 7, 2003, we issued 3,300,000 shares and 850,000 shares respectively, in connection with a private placement for working capital for an aggregate purchase price of $2,075,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The investors also received warrants to purchase 1,650,000 and 425,000 shares respectively, of our common stock which have a term of five years at an exercise price of $0.99 and $0.98 per share, respectively. Commissions of $214,021 were paid to the placement agent.

ITEM 6.       SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is presented as of and for the years ended December 25, 2003, 2002, 2001 and 2000. The selected financial data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                        2003        2002          2001           2000
                                                                      --------    --------      --------       --------
                                                                               (US$'000 except per share data)
SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues                                                              $ 30,773    $ 33,704      $ 30,135       $ 31,532
Operating expenses:
   Selling and distribution                                              1,330       1,161           613          1,520
   General and administrative                                            2,398         601          1341            995
Operating income                                                         2,193       4,346         4,089          3,591
Income from operations before tax                                        3,174       4,762         4,619          3,549
Net income                                                               2,727       4,153           866          3,549
Earnings per share-- basic:
   Operations                                                             0.06        0.10          0.22            N/A
   Net income                                                             0.06        0.10          0.22            N/A
Earnings per share -- diluted:
   Operations                                                             0.06        0.10          0.22            N/A
   Net income                                                            $0.06       $0.10        $ 0.22          $ N/A
                                                                      ========    ========      ========       ========

SELECTED CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                              $ 1,783       $ 628       $ 1,293        $ 1,015
Total assets                                                            34,357      40,354        38,643         33,279
Long-term debt                                                              --          --            --             --
Long-term obligations                                                       --          --            --             --
Total stockholders' equity                                              22,190      17,686        13,533          4,544

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend,"
"estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

OVERVIEW

     On December 13, 2001, the Company entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 13, 2001 (the "Closing"), the Company acquired from New Dragon Asia Food Limited all of its equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries") each of which in turn hold an interest in a separate Sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant. At the closing, the Company transferred all of its assets to Mr. Rutman and Mr. Rutman assumed all of the Company's liabilities. As such, the following discussion relates to the consolidated financial results of New Dragon Asia Limited only.

     The consolidated financial statements are presented in US dollars. Transactions and monetary assets in currency denominations other than US dollars are converted into US dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are also converted into US dollars at the applicable rate of exchange at the balance sheet date. There are no material exchange differences as a result of the stability of the Renminbi ("RMB") during the periods covered by the consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 25, 2003 AND 2002

     The Company generated revenues of $30.8 million for the fiscal year ended December 25, 2003, which was a $2.9 million or 8.7% decrease from $33.7 million for the fiscal year ended December 25, 2002. The Company's operations were adversely affected by the decrease in consumer demand for retail commodities caused by widespread public concerns over the outbreak of Severe Acute Respiratory Syndrome, or SARS during the year.

THE SARS EFFECT

The outbreak of SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our revenues by disrupting travel throughout China and causing delays in service delivery to our customers.

Although the spread of SARS in China has been contained and our business activities resumed normal operations during the third quarter of 2003, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Since January 5, 2004, a small number of new SARS cases have been reported in China. Any future worsening of the SARS epidemic could have an adverse impact on our business. The outbreak of SARS impacted New Dragon Asia's business as follows:

1) Blockage of Distribution Network

           Since the Company's major markets are in rural areas, the transportation of New Dragon Asia products was adversely affected by attempts of some villagers to block roads and establish quarantine areas to prevent the spread of SARS.

2) Additional Operating Expenses

           Manufacturing expenses increased due to the need for additional preventative measures, related to SARS, such as more hygienic product requirements.

3) Curtailment of Sales and Promotional Activities

           During the height of the SARS outbreak, the provincial governments imposed strict travel controls. As a result, the Company's staff was prohibited from leaving the factory area. These restrictions affected sales activities and product promotional events had to be cancelled.

4) Deterioration in Consumer Demand

           Restrictions on travel and a reluctance of people to venture out provided more available time for preparation of meals at home, which impacted demand for convenience food such as instant noodles.

5) Interruption in Collection Efforts

         Outbreak of SARS interrupted our collection efforts, causing gross accounts receivables and our days sales outstanding to increase at the end of 2003.

     There was a substantial increase in the gross profit margin as the gross profit for the fourth quarter of 2003 increased by $1 million over the same period last year. The increase is mainly due to the result of a change in product sales mix and an increase in demand for our products at the end of the third and fourth quarter of 2003.

     The Company exported over 80,000,000 packets of noodles to Korea during 2003 which accounted for 3% of our total sales. We have also commenced selling our products to supermarkets located in urban areas. Taken together, this is expected to prolong the receivable cycle of the Company.

     Selling and distribution expenses increased from $1.2 million for the fiscal year ended December 25, 2002 to $1.3 million for the fiscal year ended December 25, 2003 due to increased transportation costs associated with more stringent weight load restrictions. General and administrative expenses increased by $1.8 million primarily due to expenses associated with the closure of three factories and the write off of inventory, and deferred expenses, as well an additional general provision for obsolete inventory and doubtful debts. Additionally, certain professional expenses related to the Company, previously borne by the parent company, were charged to the Company in the current year. Income before non-recurring items and a provision for income taxes for the year ended December 25, 2003 was $3.2 million, representing a decrease of 33% from $4.8 million in 2002 result. The decrease is mainly due to the effect of SARS and the tax relief granted by the government.

     Net income for 2003 was $2.7 million, or $0.06 per share, compared with $4.2 million in 2002. The 35% decrease in net income was mainly due to the impact of SARS and closure of our plants.

COMPARISON OF YEARS ENDED DECEMBER 25, 2002 AND 2001

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

     The Company's sale promotion programs have resulted in an increase in selling and distribution expenses of 89%. Selling and distribution expenses increased from $613 thousands for the fiscal year ended December 25, 2001 to $1.2 million for the fiscal year ended December 25, 2002. General and administrative expenses decreased by $740 thousand mainly due to the collection of previously written off accounts receivable and current year reallocation of various general and administrative expenses into cost of sales. Income before non-recurring item and provision for income taxes for the year ended December 25, 2002 was $4.8 million, an increase of 3% over the 2001 fiscal year results.

     Net income was $4.2 million or $0.10 per share on a fully diluted basis. This represents an increase of 380% from the net income of $866 thousand in 2001. This increase is mainly due to a one-time charge taken last year in connection with the issuance of 1.3 million shares of common stock issued to our advisers in connection with the acquisition from New Dragon Asia Food Limited on December 13, 2001. The charge is based on a discount to the average ten-day closing bid price of our stock prior to December 13, 2001.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 25, 2003:

                                                                      PAYMENTS DUE BY PERIOD
                                                                   (U.S. DOLLARS IN THOUSANDS)
                                                ------------------------------------------------------------------
                                                             LESS THAN                                    MORE THAN
                                                TOTAL         1 YEAR        1-3 YEARS      3-5 YEARS       5 YEARS
                                                -----         ------        ---------      ---------       -------
CONTRACTUAL OBLIGATIONS:

Long-term debt                                 $    --      $    --       $     --        $    --          $    --
Capital lease obligations                           --           --             --             --               --
Operating leases                                     37            2              4              4               27
Unconditional purchase obligations                  --           --             --             --               --
Other long-term obligations                       5,152          114            228            228            4,582
Total contractual cash obligations                5,189          116            232            232            4,609

     FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

     Net cash provided by the operating activities of the Company during the year ended December 25, 2003 was $6.2 million. The Company believes that with its existing working capital together with cash flow from operations, it has sufficient resources to meet the capital requirements of its existing business. However, the Company may seek financing in the form of debt equity or a combination thereof to fund acquisition of complementary business.

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

Revenue Recognition - The Company recognizes sales in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Company's sales made in Mainland China are subject to Mainland Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Group on purchases ("input VAT").

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

Currency Fluctuations and Foreign Currency Risk

     As all of the Company's operations are conducted in the PRC except for some export business and limited foreign purchases of raw materials, most of our products are sold and raw materials are sourced within the PRC in Chinese Renminbi ("RMB"). Thus, the effect of the currency fluctuations should be minimal.

     Beginning on December 1, 1996, there are no restrictions on trade-related foreign exchange receipts and disbursements in China. Since all of the Company's revenue is denominated in RMB which must be converted into other currencies before remittance out of the PRC, we may expose to the risk in fluctuation of exchange rate on conversion of RMB into foreign currencies and the remittance of foreign currencies. Capital account foreign exchange receipts and disbursements are subject to control and require the approval of the PRC government.

Interest Rate Risk

     All of our cash reserves and short-term borrowings are subject to changes in interest rates and our interest expense and interest income are also sensitive to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

The following financial statements are set forth at the end hereof.

     1.   Independent Auditors` Reports

     2. Consolidated Balance Sheets of New Dragon Asia Corp. and Subsidiaries as of December 25, 2003 and 2002

     3. Consolidated Statements of Income and Comprehensive Income of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2003, 2002 and 2001

     4. Consolidated Statements of Stockholder Equity of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2003, 2002 and 2001

     5. Consolidated Statements of Cash Flows of New Dragon Asia Corp. and Subsidiaries for the years ended December 25, 2003, 2002 and 2001

     6.   Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective, August 1, 2002, the Company disengaged Spear, Safer, Harmon & Co. ("SSHC"), as the Company's independent auditors. Effective August 13, 2002, the Company engaged Grobstein, Horwath & Company, LLP ("GH&C") as the Company's new independent auditors. The disengagement of SSHC and the engagement of GH&C were each approved by the Company's Board of Directors.

       Prior to the engagement of GH&C, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's consolidated financial statements.

       SSHC audited the Company's consolidated financial statements for the period from December 26, 2000 to December 25, 2001 and reviewed the Company's interim consolidated financial statements through March 25, 2002. SSCH's Independent Auditors` Report as of December 25, 2001 for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

       During the period from inception to August 21, 2002, there were no disagreements with SSHC on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SSHC, would have caused such firm to make reference to the subject matter of the disagreements in connection with its Independent Auditors` Report on the Company's consolidated financial statements. In addition, there were no such events as described under
Item 304(a)(1)(IV)(B) of Regulation S-B during the period from inception to August 12, 2002.

ITEM 9A.  CONTROL PROCEDURES

     (a) Evaluation of disclosure controls and procedures: As of December 25, 2003, the end of the period covered by this report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting: For the fiscal year ended December 25, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

     The   information  required by Item 10 is set forth in the Proxy  Statement under the caption "Election of Directors".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The  information  required  by Item 12 is set forth in the Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The particulars of significant related party transactions are summarized below:

                                                             2003       2002
                                                           (US$'000)  (US$'000)
                                                           ---------  ---------
Sale of finished goods to:
  A joint venture partner, Shandong
  Longfeng Group Company                                    $   --     $  419
  Related parties:
    Zhang Guo Quan(5)                                           --        980
    Penglai Jinhai Food Company Limited(4)                      --        344
    Longkou City Longfeng Colour Printing Factory(3)(6)         --          7
    Longkou City Longfeng Soybean Food Company Ltd. (1)          1         --
    Shandong Longfeng Group Trading Company(1)                 110          2
    Sanhe (Yantai) Food Company Limited (1)(7)                   2          1
                                                            ------     ------
                                                            $  113     $1,753
                                                            ======     ======

                                                              2003       2002
                                                            (US$'000)  (US$'000)
                                                            ---------  ---------

Purchase of raw materials from:
  A joint venture partner, Shandong
  Longfeng Group Company                                      $   --     $    8
  Related parties:
    Sanhe (Yantai) Food Company Limited (1) (7)                    8         19
    Shandong Longfeng Packing Manufacturing Factory (1)        1,330         --
    Longkou City Longfeng Colour Printing Packing
    Factory (3)(6)                                                --        907
    Longkou City Longfeng Carton Packing Factory (3)(6)           --        710
    Longkou City Longfeng Soybean Food Company Limited (1)         6         --
    New Dragon Asia Food (Yueyang) Company Limited (2)            --          1
    New Dragon Asia Food (Chengdu) Company Limited (2)            --         11
    New Dragon Asia Food (Luoyang) Company Limited (2)            --          1
                                                              ------     ------
                                                              $1,344     $1,657
                                                              ======     ======

Pre-determined annual fee charged by joint
  venture partners:
    Shandong Longfeng Group Company                           $   78     $   78
    Shandong Longfeng Flour Company Limited                       36         36
                                                              ------     ------
                                                              $  114     $  114
                                                              ======     ======


                                                             2003       2002
                                                           (US$'000)  (US$'000)
                                                           ---------  ---------
Interest income earned from short-term
 advances to an immediate parent company:
  New Dragon Asia Food Limited                                $ --         $188
                                                              ----         ----
Interest expenses paid to a joint
 venture partner:
  Shandong Longfeng Group Company                             $ 17         $ 18
                                                              ----         ----
Rental income from joint venture partner:
  Shandong Longfeng Group Company                             $ 64         $ 64
                                                              ----         ----


Summary of related party balances is as follows:

                                                             2003       2002
                                                           (US$'000)  (US$'000)
                                                           ---------  ---------

Other income from:
  Related parties
    Sanhe (Yantai) Food Company Limited (1)(7)               $    2     $   --
    Longkou City Longfeng Soybean Food Co Ltd (1)                49         --
  Joint Venture Partners
    Shandong Longfeng Group Company                               2         --

Due to an immediate parent company, net consisting of:
  New Dragon Asia Food Limited                               $  196     $5,782
                                                             ------     ------

     The net amount due to New Dragon Asia Food Limited is unsecured, non-interest bearing and repayable upon demand.


     During the year ended December 25, 2003, the Group sold some machinery to Shandong Longfeng Group Company for consideration of $992,540.

                                                             2003       2002
                                                           (US$'000)  (US$'000)
                                                           ---------  ---------
Due to joint venture partners, net, consisting of:
 Shandong Longfeng Group Company                             $1,034      $3,762
 Shandong Longfeng Flour Company Limited                        170       1,809
                                                             ------      ------
                                                              1,204       5,571
                                                             ------      ------


     The amounts due to joint venture partners are unsecured, non-interest bearing and repayable upon demand, except for an amount due to Shandong Longfeng Group Company of $280,723 which bears interest at 6.48% per annum.

                                                             2003       2002
                                                           (US$'000)  (US$'000)
                                                           ---------  ---------
Due from related companies consisting of:
  New Dragon Asia Food (Yueyang)
  Company Limited (2)                                        $   --     $  329
  New Dragon Asia Food (Luoyang)
  Company Limited (2)                                            --        791
  New Dragon Asia Food (Chengdu)
  Company Limited (2)                                            --        551
  Penglai Jinhai Food Company Limited (4)                        --        372
  Shandong Longfeng Packing Manufacturing Factory (1)             1         --
  Longkou City Longfeng Food Company Limited (1)                 13         --
  Shandong Longfeng Group Trading Company (1)                   110         12
  Shandong Longfeng Oceanic Foodstuff                            --         10
    Company Limited(1)
  Zhang Guo Quan(5)                                              --        434
                                                             ------     ------
                                                             $  124     $2,499
                                                             ======     ======


     The amounts due from related companies are unsecured and non-interest bearing, and are repayable upon demand.

                                                             2003       2002
                                                           (US$'000)  (US$'000)
                                                           ---------  ---------
Due to related companies consisting of:
  Longkou City Longfeng Colour Printing Packing
  Factory (3)(6)                                           $   --       $  463
  Shandong Longfeng Packing Manufacturing
  Factory (1)                                                 609           --
  Longfeng Food Company Limited(3) (6)                        234          133
  New Dragon Asia Food (Luoyang) Co Ltd (2)                    --            6
  Ningbo Hai Fu Sheng (4)                                      --            2
  Penglai Jinhai Food Company Limited (4)                      --            2
  Sanhe (Yantai) Food Company Limited(1) (7)                   66           76
  Sanhe Senji Food Technology Development
  Company Limited (1)                                         120          120
  Longkou City Longfeng Soybean Food Co Ltd (1)                83           --
  Long Feng Food (H.K.) Company Limited (1)                    55           --
  Shandong Longfeng Group Trading Company (1)                  35           --
                                                           ------       ------
                                                           $1,202       $  802
                                                           ======       ======


     The amounts due to related Companies are unsecured, non-interest bearing and are repayable upon demand.

     The bank facilities of the Group are secured by corporate guarantee provided by Shandong Longfeng Group Company, a joint venture partner.

      (1) Shandong Longfeng Group Company has a beneficial interest in these companies.

      (2) These companies are wholly owned subsidiaries of NDAFL.

      (3) Mr. Xue Jun Song, our former Chief Executive Officer, an ex-director of each of the companies, has a beneficial interest in these companies.

      (4) Mr. Zhen Gu Song, the son of Mr. Xue Jun Song, has a beneficial interest in these companies.

      (5) Lessor of one of our sub-contracted factories.

      (6) Mr. Xue Jun Song ceased to be a director of Shandong Longfeng Group Company on January 7, 2002.

      (7) Shandong Longfeng Group Company withdrew their investment on Feb 25, 2004.

      In the opinion of the directors of each of the Group companies, the above related party transactions were carried out in the usual course of business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The   information  required under by Item 14 is  incorporated  by reference from the Registrant's definitive Proxy Statement.

ITEM 15. EXHIBITS AND REPORTS ON 8K

(a) The following is a list of exhibits filed as a part of this Annual Report on Form 10-K. Where so indicated by footnote exhibits which were previously filed are incorporated by reference.


 Exhibit
 Number             Description
---------         ----------------

2.1            Share  Exchange   Agreement   dated  as  of  December  18,  2001,
               incorporated   herein  by  reference   from  our  filing  on  the
               Definitive Proxy 14/A filed on on October 11, 2001

3.1            Revised  Articles  of  Incorporation,   incorporated   herein  by
               reference from the Definitive Proxy filed on October 11, 2001

3.2 Bylaws, incorporated herein by reference from our filing on the Definitive Proxy filed on October 11, 2001

23.1           Consent of Spear Safer and Harmon & Co.*

31.1           Certification pursuant to Rule 13a-14*

31.2           Certification pursuant to Rule 13a-14*

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

----------
 * Filed herewith.

(b)    Reports on Form 8-K

       None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEW DRAGON ASIA CORP.


Dated: April 8, 2004                By /s/ Heng Jing Lu
                                       ------------------------------
                                       Name: Heng Jing Lu
                                       Title: Chief Executive Officer, Director


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 8, 2004                By /s/ Heng Jing Lu
                                       ------------------------------
                                       Name: Heng Jing Lu
                                       Title: Chief Executive Officer, Director


Dated: April 8, 2004                By /s/ Li Xia Wang
                                       ------------------------------
                                       Name: Li Xia Wang
                                       Title: Chief Financial Officer, Director


Dated: April 8, 2004                By /s/ Ling Wang
                                       ------------------------------
                                       Name: Ling Wang
                                       Title: Deputy General Manager, Director


Dated: April 8, 2004                By /s/ Wing Leung Lai
                                       ------------------------------
                                       Name: Wing Leung Lai
                                       Title: Director


Dated: April 8, 2004                By /s/ Zhi Yong Jiang
                                       ------------------------------
                                       Name: Zhi Yong Jiang
                                       Title: Director


Dated: April 8, 2004                By /s/ Qi Xue
                                       ------------------------------
                                       Name: Qi Xue
                                       Title: Director


Dated: April 8, 2004                By /s/ De Lin Yang
                                       ------------------------------
                                       Name: De Lin Yang
                                       Title: Director

TABLE OF CONTENTS
-----------------


                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                         DECEMBER 25, 2003,2002 AND 2001



                                    CONTENTS


                                                                       PAGE
                                                                       ----

Independent Auditors` Report of Grobstein, Horwath & Company LLP        F-1

Independent Auditors' Report of Spear, Safer, Harmon & Co.              F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Income and Comprehensive Income              F-4

Consolidated Statements of Stockholders' Equity                         F-5

Consolidated Statements of Cash Flow                                 F-6 - F-7

Notes Consolidated Financial Statements                              F-8 - F-26

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries as of December 25, 2003 and 2002 and the related consolidated statements of income and comprehensive income, stockholders` equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Grobstein, Horwath & Company LLP

Sherman Oaks, California
March 25, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
New Dragon Asia Corp., and Subsidiaries

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used an significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Spear, Safer, Harmon & Co.

Miami, Florida
April 12, 2002

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 25, 2003 and 2002


                                                           2003        2002
                                                         (US$'000)   (US$'000)
                                                         ---------   ---------

                ASSETS

Current Assets:
    Cash and cash equivalents                             $ 1,783     $   628
    Restricted cash                                            --         181
    Accounts receivable, net                                6,936       7,328
    Other receivables, deposits and prepayments             1,282       1,066
    Inventories                                             2,763       5,202
    Due from related companies                                124       2,499
                                                          -------     -------
          Total Current Assets                             12,888      16,904
    Property, machinery and equipment, net                 17,471      19,340
    Land use rights, net                                    3,998       4,110
                                                          -------     -------
           Total Assets                                   $34,357     $40,354
                                                          =======     =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term borrowings                                 $ 2,845     $ 3,614
    Accounts payable                                        4,565       4,728
    Other payables and accruals                             1,234       1,282
    Taxes payable                                             921         889
    Due to related companies                                1,202         802
                                                          -------     -------
          Total Current Liabilities                        10,767      11,315
    Due to New Dragon Asia Food Limited                       196       5,782
    Due to joint venture partners                           1,204       5,571
                                                          -------     -------

          Total Liabilities                                12,167      26,668

Stockholders' Equity:
    Common stock, par value US$0.0001;
    authorized - 107,000,000  shares;
    outstanding and fully paid - 45,061,342
    shares as of December 25, 2003 and
    40,911,342 shares as of December 25, 2002                   4           4
    Additional paid-in capital                              9,909       8,132
    Retained earnings                                      12,277       9,550
                                                          -------     -------
          Total Stockholders' Equity                       22,190      17,686
                                                          -------     -------
          Total Liabilities and Stockholders' Equity      $34,357     $40,354
                                                          =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income

              For the Years Ended December 25, 2003, 2002 and 2001


                                                     2003           2002             2001
                                                  (US$'000)       (US$'000)       (US$'000)
                                                  --------        --------        --------
Net Sales                                         $ 30,773        $ 33,704        $ 30,135
Cost of Goods Sold                                 (24,852)        (27,596)        (24,092)
                                                  --------        --------        --------
Gross Profit                                         5,921           6,108           6,043

Operating Expenses:
     Selling and distribution expenses              (1,330)         (1,161)           (613)
        General and administrative expenses         (2,398)           (601)         (1,341)
                                                  --------        --------        --------
Income from Operations                               2,193           4,346           4,089
Other Income and Expenses:
        Interest expense                              (249)           (265)           (200)
     Interest income                                     4             194              88
     Other income                                    1,226             487             642
                                                  --------        --------        --------
Income Before Non-recurring Item and

Provision for Income Taxes                           3,174           4,762           4,619

Non-recurring Costs of Share Exchange                   --              --          (3,134)
                                                  --------        --------        --------
                                                     3,174           4,762           1,485

Provision for Income Taxes                            (447)           (609)           (619)
                                                  --------        --------        --------

Net Income and Comprehensive Income               $  2,727        $  4,153        $    866
                                                  ========        ========        ========
Earnings Per Common Share
  Basic and Diluted                               $   0.06        $   0.10        $   0.22
                                                  ========        ========        ========

Weighted Average Shares Used to
Compute Earnings per Common Share
  Basic and Diluted                                 42,108          40,911           3,895
                                                  ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 25, 2003, 2002 and 2001

                                            Common               Additional                       Total
                                             Stock                Paid -In       Retained      Stockholders'
                                 No. of shares      Amount        Capital        Earnings         Equity
                                     (000)        (US$' 000)     (US$' 000)     (US$' 000)      (US$' 000)
                                    --------       --------       --------       --------        --------
Balance at December 25, 2000            1,049       $     --       $     --       $  4,544        $  4,544
Conversion of Bio Aqua Shares           1,700             --              2             --               2
Issuance of Common Stock in
 Connection with:
    Exchange agreement                 35,184              4          4,996            (13)          4,987
    Consulting, investment
    banking and legal services          2,978             --          3,134             --           3,134
Net Income for the Year Ended
  December 25, 2001                        --             --             --            866             866
                                     --------       --------       --------       --------        --------

Balance at December 25, 2001           40,911              4          8,132          5,397          13,533

Net Income for the Year Ended
  December 25, 2002                        --             --             --          4,153           4,153
                                     --------       --------       --------       --------        --------
Balance at December 25, 2002           40,911              4          8,132          9,550          17,686

Issuance of Common Stock in
   Connection with:
      Private placement                 3,300             --          1,405             --           1,405
      Private placement                   850             --            372             --             372

Net Income for the Year Ended
  December 25, 2003                        --             --             --          2,727           2,727
                                     --------       --------       --------       --------        --------
Balance at December 25, 2003           45,061              4          9,909         12,277          22,190
                                     ========       ========       ========       ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 25, 2003, 2002 and 2001


                                                           2003            2002          2001
                                                         (US$'000)      (US$'000)      (US$'000)
                                                         ---------      ---------      ---------
Cash Flows from Operating Activities:
    Net income                                            $ 2,727        $ 4,153        $   866
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                      1,425          1,251          1,264
         Stock issued in connection with
           investment services                                 --             --          3,134
         Provision for bad debts                              578            134             87
         (Gain) loss on disposal of machinery
           and equipment                                     (346)             5              4
         Sources and (uses) of cash from changes in
         operating assets and liabilities:
           Accounts receivable                               (186)        (2,352)        (2,460)
           Other receivables, deposits and
             prepayments                                     (216)           343           (197)
           Inventories                                      2,439            125            655
           Accounts payable                                  (163)         1,288         (1,498)
           Other payables and accruals                        (48)           544            309
           Taxes payable                                       32            420         (1,314)
                                                          -------        -------        -------
Net Cash Provided by Operating Activities                   6,242          5,911            850
                                                          -------        -------        -------


Cash Flows from Investing Activities:
    Decrease (increase) in amounts due from related
      companies                                             2,375           (795)        (1,704)
    Decrease (increase) in investment                          --             72            (72)
    Increase (decrease) in amounts due to related
      companies                                               400         (2,982)         3,784
    Purchases of property, machinery and equipment            (92)          (978)        (2,663)
    Proceeds from disposal of property, machinery
      and equipment                                           994             --             --
                                                          -------        -------        -------
Net Cash Provided by (Used in) Investing Activities         3,677         (4,683)          (655)
                                                          -------        -------        -------

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

              For the Years Ended December 25, 2003, 2002 and 2001

                                                             2003          2002           2001
                                                          (US$'000)      (US$'000)      (US$'000)
                                                           -------        -------        -------
Cash Flows from Financing Activities:
   Issuance of common stock                                  1,777             --             --
   Decrease (increase) in restricted cash                      181           (181)            --
   Proceeds from short-term borrowings                       4,325          6,988             --
   Payments on short-term borrowings                        (5,094)        (6,928)           (33)
   Decrease in due to New Dragon Asia
     Food Limited                                           (5,586)        (1,262)        (9,756)
   (Decrease) increase in due to joint venture
      partners                                              (4,367)          (510)         4,883
                                                           -------        -------        -------
  Net Cash (Used in) Provided by

    Financing Activities                                    (8,764)        (1,893)            83
                                                           -------        -------        -------
  Net Change in Cash and Cash Equivalents                    1,155           (665)           278

  Beginning Cash and Cash Equivalents                          628          1,293          1,015
                                                           -------        -------        -------
  Ending Cash and Cash Equivalents                         $ 1,783        $   628        $ 1,293
                                                           =======        =======        =======

  Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                              $   249        $   292        $   125
     Income taxes                                              380            426            132
  Non cash investing and financing activities:
     Conversion of outstanding Bio Aqua shares                  --             --              2
     Issuance of common stock in connection
       with exchange agreement                                  --             --          5,000


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 25, 2003, 2002 and 2001

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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Details of the companies comprising the Group are as follows:


                        Domicile and                                 Percentage
                        Date of                 Paid-Up                  of            Principal
      Name              Incorporation           Capital               Ownership       Activities
---------------         ----------------        ------------         ------------    -------------
Mix Creation Limited    The British             US$1,500,000            100% (a)    Investment holding
("MC")                  Virgin Islands
                        November 7, 1997

Rich Delta Limited      The British             US$1,000,000            100% (a)    Investment holding
("RD")                  Virgin Islands
                        October 28, 1998

Noble Point Limited     The British             US$1,000,000            100% (a)    Investment holding
("NP")                  Virgin Islands
                        October 29, 1998

Keen General Limited    The British             US$1,500,000            100% (a)    Investment holding
("KG")                  Virgin Islands
                        July 20, 1998

New Dragon Asia         The PRC                 RMB28,500,000            90% (b)    Manufacture,
Flour (Yantai)          August 13, 1999                                             marketing and
Company Limited                                                                     distribution of flour
("NDAFLY")

New Dragon Asia Food    The PRC                 RMB17,462,000            90% (c)    Manufacture, marketing
(Yantai) Company        December 24, 1998                                           and distribution of
Limited ("NDAFY")                                                                   instant noodles

New Dragon Asia Food    The PRC                 RMB17,430,000            90% (c)    Manufacture, marketing
(Dalian) Company        December 28, 1998                                           and distribution of
Limited ("NDAFD")                                                                   instant noodles

Sanhe New Dragon        The PRC                 RMB51,191,432         79.64% (c)    Manufacture, marketing
Asia Food Company       December 25, 1998                                           and  distribution of
Limited ("SNDAF")                                                                   instant noodles

Penglai New Dragon      The PRC                 US$850,000              100% (d)    Manufacture, marketing
Jin Qiao Food           December 5, 2003                                            and distribution of flour
Company Limited
("PNDJQ")

(a) MC, RD, NP and KG are wholly owned by New Dragon Asia Corp.

(b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and all profits or loss, net of annual fees from the joint venture are to be allocated to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Group. The minority interest component has been included as a component of General and Administrative Expenses for the years ended December 25, 2003, 2002 and 2001.

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

(d)    PNDJQ is a wholly owned subsidiary of MC established in PRC.


NOTE 2 -- BASIS OF PRESENTATION

The consolidated financial statements include the consolidated financial statements of MC and its subsidiaries (NDAFLY and PNDJQ), RD and its subsidiary (NDAFY), NP and its subsidiary (NDAFD) and KG and its subsidiary (SNDAF), as they are enterprises controlled by NDAC. All significant intra-group balances and transactions have been eliminated in consolidation.

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

Advertising -- The costs of advertising are expensed in the year in which the advertising first takes place. Total advertising expense was $81,637, $13,821 and $5,000 for the years ended December 25, 2003, 2002 and 2001, respectively.

Use of Estimates -- The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Land use rights                        27 to 50 years
  Buildings                              40 to 50 years
  Machinery and equipment                12 years
  Furniture and office equipment          5 years
  Motor vehicles                          5 years


Construction-in-progress represents land costs as well as factory and office buildings under construction. The Group capitalizes interest during the construction phase of qualifying assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." No interest was capitalized during 2003, 2002 and 2001 as the construction-in-progress was minimal.

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Group's consolidated financial statements.

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

Translations of amounts from Renminbi ("RMB") into United States dollars ("US$") were at US $1.00 = RMB 8.3 for the years ended December 25, 2003, 2002 and 2001. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Earnings Per Share -- Basic earnings per common rate ("EPS") is computed in accordance with SFAS No.128: "Earnings Per Share" by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted-average number of common shares outstanding for computing basic EPS was 42,107,917, 40,911,342 and 3,894,960 for years ended December 25, 2003, 2002 and 2001 respectively.

Recently Issued Accounting Standards --

(a) In April 2002, the FASB issued SFAS No.145: "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No.44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Group is required to and will adopt SFAS No.145 on January 1, 2002. The adoption of SFAS No.145 is not expected to have a material impact on the Group's consolidated financial statements.

(b) In June 2002, the FASB issued SFAS No. 146: "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146
requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This SFAS also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Group adopted the provisions of SFAS No. 146 effective December 25, 2002.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

(c) In December 2002, the FASB issued SFAS No. 148: "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Group adopted the disclosure provisions of SFAS No. 148 effective December 25, 2002.

(d) In May 2003, the FASB issued SFAS No. 150: "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred for an indefinite period certain provisions of SFAS No. 150 relating to the classification and measurement of mandatorily redeemable non-controlling interests. The Group does not believe it has any such interests. The implementation of the remaining effective provisions of SFAS No. 150 did not have any impact on the Group's consolidated financial statements.

(e) In November 2002, the FASB issued Interpretation No. 45: "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others ("FIN45")." FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Group has implemented the disclosure provisions of FIN 45 in its December 25, 2003 consolidated financial statements.

(f) In January 2003, the FASB issued Interpretation No. 46: "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46")." In December 2003, the FASB issued FIN 46R which replaced FIN 46 and clarified Accounting Research Bulletin 51. FIN 46R addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Group will be required to implement the other provisions of FIN 46R in 2003. The Group does not believe that FIN 46R will have a material impact on its consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)


Reclassifications -- Certain amounts in the fiscal 2001 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

NOTE 4 -- ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 25:

                                                2003           2002
                                              (US$'000)      (US$'000)
                                              ---------      ---------
         Accounts receivable                   $ 7,929        $ 7,743
         Less:
         Allowance for doubtful accounts          (993)          (415)
                                               -------        -------
                                               $ 6,936        $ 7,328
                                               =======        =======


NOTE 5 -- OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

As of December 25, other receivables, deposits and prepayments were as follows:

                                                     2003        2002
                                                  (US$'000)    (US$'000)
                                                  ---------    ---------
        Vendor deposits for the purchase of:
          Raw materials                             $1,208       $  424
          Machinery and equipment                       --           11
        Prepayments for construction work               --           60
        Advances to:

          Staff (a)                                     63           88
          Unrelated third parties (a)                   --            2
        Others                                          11          418
                                                    ------       ------
                                                    $1,282       $1,066
                                                    ======       ======


(a) Advances to staff and unrelated third parties are unsecured, non-interest bearing and without predetermined repayment terms.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 6 -- INVENTORIES

Inventories consisted of the following at December 25:

                                          2003        2002
                                       (US$'000)   (US$'000)
                                       ---------   ---------
                    Raw materials        $1,648       $2,981
                    Finished goods        1,115        2,221
                                         ------       ------
                                         $2,763       $5,202
                                         ======       ======


NOTE 7 -- PROPERTY, MACHINERY AND EQUIPMENT, AND CONTRUCTION-
          -IN-PROGRESS

Property, machinery and equipment, and construction-in-progress consisted of the following at December 25:

                                                  2003            2002
                                                (US$'000)      (US$'000)
                                                ---------      ---------
       Buildings                                $  9,548        $  9,623
       Machinery and equipment                    12,055          12,816
       Furniture and office equipment                177             158
       Motor vehicles                                586             592
       Construction-in-progress                        3             169
                                                --------        --------
                                                  22,369          23,358
       Less:  Accumulated depreciation            (4,898)         (4,018)
                                                --------        --------
       Property, plant and equipment, net       $ 17,471        $ 19,340
                                                ========        ========


Depreciation expense was approximately $1,314,000, $1,141,000 and $1,095,000 for the years ended December 25, 2003, 2002 and 2001, respectively.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 8 -- LAND USE RIGHTS

Land use rights consisted of the following at December 25:

                                             2003            2002
                                           (US$'000)      (US$'000)
                                           ---------      ---------
             Land use rights                $ 4,575        $ 4,575
             Less:
             Accumulated amortization          (577)          (465)
                                            -------        -------
             Land use rights, net           $ 3,998        $ 4,110
                                            =======        =======


Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2003 and 2002, the land use rights consisted of four parcels of land located in Mainland China with a net book value of approximated $3,998,000 and $4,110,000 respectively, held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $112,000, $110,000 and $169,000 as of December 25, 2003, 2002 and 2001, respectively.

NOTE 9 -- SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 25:


                                         2003         2002
                                       (US$'000)    (US$'000)
                                       ---------    ---------
                    Bank loans          $2,518       $3,012
                    Bills payable          327          602
                                        ------       ------
                                        $2,845       $3,614
                                        ======       ======


Bank loans are secured by corporate guarantees provided by a PRC joint venture partner and a third party and bear interest at prevailing lending rates in the PRC ranging from 6.01% to 6.435% per annum for the year ended December 25, 2003.

Bills  payable are a form of bank  borrowings  with payment due within 180 days.
The bills payable were secured by pledged bank deposits of approximately $181,000 in 2002.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 10 -- OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following at December 25:

                                                2003         2002
                                              (US$'000)   (US$'000)
                                              ---------    ---------
              Deposits from customers          $  612       $  315
              Others                              112          743
              Accruals for:
                Staff welfare                      29           18
                Staff salaries and bonus           68           50
                Operating expenses                 64          105
                Property taxes                     62           51
                Social insurance                  287           --
                                               ------       ------
                                               $1,234       $1,282
                                               ======       ======


NOTE 11 -- TAXATION

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2003, 2002 and 2001, substantially all of the Group's income was generated in the PRC by NDAFLY, NDAFY, NDAFD and SNDAF (the "joint venture"), which are subject to PRC income taxes at rates ranging from 27% to 33% (24% to 30% state income tax and 3% local income tax). The Group is exempt from state income taxes and local income taxes for a two-year period ending on December 25, 1999 and then subject to a 50% reduction in state income taxes, and a full exemption from local income taxes for the following three years ending on December 25, 2003.

As of December 25, 2003, 2002 and 2001, there do not exist any material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Group's effective income tax rate is as follows:

                                                   2003        2002       2001
                                                  -----       -----       -----
Statutory income tax                                33%         33%        33%
Impact of effective tax holiday
  discussed above                                  (21)        (21)       (21)
Various differences, especially as
  they related to expenses of share exchange         2           1         30
                                                   ---         ---        ---
Effective rate                                      14%         13%        42%
                                                   ===         ===        ===

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

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

On September 4, 2003, the Group issued 3,300,000 shares of common stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Group's common stock which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2003, no warrants were exercised.

On October 7, 2003, the Group issued 850,000 shares of common stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 850,000 shares of the Group's common stock which have a term of 5 years and an exercise price of $0.98 per share. As of December 25, 2003, no warrants were exercised.

Transaction costs related to the private placements amounted to $298,000 and have been presented as a reduction in the proceeds from the sale of shares.

As of December 25, 2003 the Group had approximately 45,061,342 of common stock issued outstanding. As of December 25, 2002 and 2001, the Group had approximately 40,911,342 shares of common stock issued and outstanding. No preferred stock has been issued.

NOTE 13 -- COMMITMENTS

Lease Commitments -- The Group leases manufacturing and warehouse facilities under operating leases which expire at various dates through March 2031. At December 25, 2003, the Group's future minimum lease payments under operating leases were as follows:

                                (US$'000)
                                ----------
    2004                         $     2
    2005                               2
    2006                               2
    2007                               2
    2008                               2
    Thereafter                        27
                                --------
                                $     37
                                ========


Total lease expense was $46,000, $74,000 and $2,000, for the years ended December 25, 2003, 2002 and 2001 respectively.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 13 -- COMMITMENTS (CONTINUED)

Annual Fees -- Under the supplementary joint venture agreements, the Group has committed to pay predetermined annual fees of $114,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2003, total commitments under these arrangements were as follows:

                                                                (US$'000)
                                                                ---------
         Payable during the period:
             Within one year                                     $  114
             Over one year but not exceeding two years              114
             Over two years but not exceeding three years           114
             Over three years but not exceeding four years          114
             Over four years but not exceeding five years           114
             Over five years                                      4,582
                                                                 ------
                                                                 $5,152
                                                                 ======


NOTE 14 -- RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the Group and related companies are summarized below:

                                                           2003         2002          2001
                                                         (US$'000)    (US$'000)     (US$'000)
                                                         --------     --------      --------
Sale of finished goods to:
  A joint venture partner, Shandong Longfeng Group
  Company                                                 $   --       $  419       $   83
  Related parties:
    Zhang Guo Quan(5)                                         --          980           --
    Penglai Jinhai Food Company Limited(4)                    --          344           --
    Longkou City Longfeng Colour Printing
      Factory(3)(6)                                           --            7           --
    New Dragon Asia Food (Luoyang) Company
      Limited (2)                                             --           --            1
    Longkou City Longfeng Soybean Food Company                 1           --           --
    Shandong Longfeng Group Trading Company (1)(7)           110            2           --
    Sanhe (Yantai) Food Company Limited (1)                    2            1           --
    Shandong Longfeng Penglai Flour Company Ltd (3)           --           --           62
                                                          ------       ------       ------
                                                          $  113       $1,753       $  146
                                                          ======       ======       ======

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)

                                                                     2003         2002        2001
                                                                   (US$'000)    (US$'000)   (US$'000)
                                                                   --------     --------    --------
Purchase of raw materials from:
  A joint venture partner, Shandong Longfeng Group
  Company                                                          $   --       $    8       $   --
  Related parties:
    Sanhe (Yantai) Food Company Limited (1) (7)                         8           19           48
    Shandong Longfeng Penglai Flour Company Ltd (3)                    --           --          924
    Shandong Longfeng Packing Manufacturing
      Factory (1)                                                   1,330           --           --
    Longkou City Longfeng Colour Printing Packing
    Factory (3)(6)                                                     --          907          688
    Longkou City Longfeng Carton Packing Factory (3)(6)                --          710          424
    Longkou City Longfeng Soybean Food
          Company Limited (1)                                           6           --
    New Dragon Asia Food (Yueyang) Company Limited (2)                 --            1           --
    New Dragon Asia Food (Chengdu) Company Limited (2)                 --           11           --
    New Dragon Asia Food (Luoyang) Company Limited (2)                 --            1           --
    Xinxiang Guo Liang Flour Company Limited (5)                       --           --           37
                                                                   ------       ------       ------
                                                                   $1,344       $1,657       $2,121
                                                                   ======       ======       ======


Pre-determined annual fee charged by joint venture partners:
  Shandong Longfeng Group Company                                  $   78       $   78       $   78
  Shandong Longfeng Flour Company Limited                              36           36           36
                                                                   ------       ------       ------
                                                                   $  114       $  114       $  114
                                                                   ------       ------       ------


Interest income earned from short-term advances
 to an immediate parent company:
  New Dragon Asia Food Limited                                     $   --       $  188       $   67
                                                                   ------       ------       ------

Interest expenses paid to a joint venture partner:
  Shandong Longfeng Group Company                                  $   17       $   18       $   18
                                                                   ------       ------       ------

Rental income from joint venture partner:
  Shandong Longfeng Group Company                                  $   64       $   64       $   64
                                                                   ------       ------       ------

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of related party balances is as follows:

                                                             2003        2002
                                                           (US$'000)   (US$'000)
                                                           ---------   ---------

Due to an immediate parent company, net consisting of:

  New Dragon Asia Food Limited                              $  196       $5,782
                                                            ------       ------


The net amount due to New Dragon Asia Food Limited is unsecured, non-interest bearing and repayable upon demand.

During the year ended December 25, 2003, the Group sold some machinery to Shandong Longfeng Group Company for consideration of $992,540.

                                                         2003        2002
                                                       (US$'000)   (US$'000)
                                                       ---------   ---------
Due to joint venture partners, net consisting of:
  Shandong Longfeng Group Company                       $1,034       $3,762
  Shandong Longfeng Flour Company Limited                  170        1,809
                                                        ------       ------
                                                        $1,204       $5,571
                                                        ======       ======


The amounts due to joint venture partners are unsecured, non-interest bearing and repayable upon demand, except for an amount due to Shandong Longfeng Group Company of $280,723 which bears interest at 6.48% per annum.

                                                             2003        2002
                                                           (US$'000)   (US$'000)
                                                           ---------   ---------
Due from related companies consisting of:
  New Dragon Asia Food (Yueyang)
  Company Limited (2)                                       $   --       $  329
  New Dragon Asia Food (Luoyang)
  Company Limited (2)                                           --          791
  New Dragon Asia Food (Chengdu)
  Company Limited (2)                                           --          551
  Penglai Jinhai Food Company Limited (4)                       --          372
  Shandong Longfeng Packing Manufacturing Factory (1)            1           --
  Longkou City Longfeng Food Company Limited (1)                13           --
  Shandong Longfeng Group Trading Company (1)                  110           12
  Shandong Longfeng Oceanic Foodstuff                           --           10
    Company Limited(1)
  Zhang Guo Quan(5)                                             --          434
                                                            ------       ------
                                                            $  124       $2,499
                                                            ======       ======

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)

The amounts due from related companies are unsecured and non-interest bearing, and are repayable upon demand.

                                                       2003         2002
                                                     (US$'000)    (US$'000)
                                                     ---------    ---------
Due to related companies consisting of:
  Longkou City Longfeng Colour Printing Packing
  Factory (3)(6)                                      $   --       $  463
  Shandong Longfeng Packing Manufacturing
  Factory (1)                                            609           --
  Longfeng Food Company Limited(3) (6)                   234          133
  New Dragon Asia Food (Luoyang) Co Ltd (2)               --            6
  Ningbo Hai Fu Sheng (4)                                 --            2
  Penglai Jinhai Food Company Limited (4)                 --            2
  Sanhe (Yantai) Food Company Limited(1) (7)              66           76
  Sanhe Senji Food Technology Development
  Company Limited (1)                                    120          120
  Longkou City Longfeng Soybean Food Co Ltd (1)           83           --
  Long Feng Food (H.K.) Company Limited (1)               55           --
  Shandong Longfeng Group Trading Company (1)             35           --
                                                      ------       ------
                                                      $1,202       $  802
                                                      ======       ======


The amounts due to related Companies are unsecured, non-interest bearing and are repayable upon demand.

The bank facilities of the Group are secured by corporate guarantee provided by Shandong Longfeng Group Company, a joint venture partner.

(1) Shandong Longfeng Group Company has a beneficial interest in these companies.

(2) These companies are wholly owned subsidiaries of New Dragon Asian Food Limited.

(3) Mr. Xue Jun Song, an ex-director of each the companies, has a beneficial interest in these companies.

(4) Mr. Zhen Gu Song, is the son of Mr. Xu Jun Song, and has a beneficial interest in these companies.

(5)   Lessor of one of our sub-contracted factories.

(6) Mr. Xue Jun Song ceased to be a director of Shandong Longfeng Group Company on January 7, 2002.

(7)   Shandong Longfeng Group Company withdrew their investment on Feb 25, 2004.


In the opinion of the directors of each of the group companies, the above related party transactions were carried out in the usual course of business.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 15 -- SEGMENT INFORMATION

The Group classifies its products into two core business segments, namely instant noodles and flour. In view of the fact that the Group operates principally in Mainland China, no geographical segment information is presented.



Net Sales

                                   2003         2002           2001
                                (US$'000)     (US$'000)     (US$'000)
                                 -------       -------       -------
           Instant noodles       $11,703       $10,847       $ 9,990
           Flour                  19,070        22,857        20,145
                                 -------       -------       -------
                                 $30,773       $33,704       $30,135
                                 =======       =======       =======


Income from Operations

                                   2003          2002          2001
                                (US$'000)     (US$'000)     (US$'000)
                                 -------       -------       -------
           Instant noodles       $   296        $ 1,621       $ 1,574
           Flour                   1,897          2,725         2,515
                                 -------        -------       -------
                                 $ 2,193        $ 4,346       $ 4,089
                                 =======        =======       =======


Identifiable Assets

                                         2003           2002
                                       (US$'000)     (US$'000)
                                        -------       -------
                  Instant noodles       $17,372       $18,390
                  Flour                   9,572         9,543
                                        -------       -------
                                        $26,944       $27,933
                                        =======       =======


Interest Income

                                       2003       2002       2001
                                    (US$'000)  (US$'000)  (US$'000)
                                    --------   --------   --------
                Instant noodles       $  2       $192       $ 78
                Flour                    2          2         10
                                      ----       ----       ----
                                      $  4       $194       $ 88
                                      ====       ====       ====

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 15 -- SEGMENT INFORMATION (CONTINUED)

Interest Expense

                                       2003       2002       2001
                                     (US$'000)  (US$'000)  (US$'000)
                                     --------   --------   --------
                Instant noodles       $ 22       $ 18       $ 27
                Flour                  227        247        173
                                      ----       ----       ----
                                      $249       $265       $200
                                      ====       ====       ====


Depreciation and Amortization

                                     2003        2002         2001
                                   (US$'000)   (US$'000)    (US$'000)
                                   --------    --------     --------
             Instant noodles       $  867       $  703       $  794
             Flour                    557          548          470
                                   ------       ------       ------
                                   $1,424       $1,251       $1,246
                                   ======       ======       ======


Major Customers -- Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                    2003        2002         2001
                                    ----        ----         ----
              Li Yi                   --           6%           7%
                                   =====       =====        =====

              Zhang Guo Quan          --           3%           5%
                                   =====       =====        =====


Major Suppliers -- Details of suppliers accounting for more than 5% of the Group's purchases are as follows:

                                               2003        2002        2001
                                               ----        ----        ----
   Longkou City Food Collect
   and Store Control Center                      --         2 %          15%
                                              =====       =====       =====

   Hui Town Food Institute Yu Lain Food
   Control Centre                                --         2 %           5%
                                              =====       =====       =====

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTE 16 -- RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies of the Group operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Group was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the year ended December 25, 2003, 2002 and 2001, contributions made by the Group were approximately $151,000, $97,000 and $118,000 respectively.

NOTE 17 - SUBSEQUENT EVENT

In December 2003, the Group's management decided to temporarily idle the operations of NDAFD. On February 27, 2004, the Group received a letter of intent from an unrelated party to purchase the assets and assume certain liabilities of NDAFD. As required by PRC regulations, determination of the final purchase price and execution of a sales and purchase agreement is contingent upon a completed asset valuation report which the Group's management expects will result in an amount equal to the net carrying value of the assets. As of March 25, 2004, the Group's management and the unrelated party have not yet engaged an independent party to complete the valuation report. However, the Group's management believes that this transaction will be completed during the year ended December 25, 2004. The carrying amount of the NDAFD assets and related liabilities as of December 25, 2003 are as follows:

              Current assets                               $  112
              Property, plant, equipment and
                land use rights, net                       $2,244
              Current liabilities                          $  621