Form 10-Q
period 2004-03-25
NEW DRAGON ASIA CORP
filed 2004-05-13
CIK 1089590

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                               Commission File Number:
 March  25,  2004
                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              FLORIDA                                  88-0404114
-----------------------------------      ---------------------------------------
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

The number of shares of Common Stock outstanding as of March 25, 2004 was 45,061,342.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               ----      ----

ITEM 1. FINANCIAL STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    AS OF
                                                         -----------------------------
                                                           March 25,      DECEMBER 25,
                    A S S E T S                              2004             2003
                                                         (Unaudited)
                                                         ------------     ------------
Current Assets:
  Cash and cash equivalents                              $        603     $      1,783
  Accounts receivable, net of allowance for doubtful
  accounts of $1,118 at March 25, 2004 and $993 at
  December 25, 2003                                             5,884            6,936
  Other receivables, deposits and prepayments                   2,939            1,282
  Inventories                                                   1,870            2,763
  Due from related companies                                      120              124
  Net assets held for sale                                      2,340               --
                                                         ------------     ------------
   Total current assets                                        13,756           12,888

Property, machinery and equipment, net                         15,234           17,471
Land use rights, net                                            3,678            3,998
                                                         ------------     ------------
   Total assets                                          $     32,668     $     34,357
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                   $      2,616     $      2,845
 Accounts payable                                               3,624            4,565
 Other payables and accruals                                    1,128            1,234
 Taxes payable                                                    789              921
 Due to related companies                                         950            1,202
 Net liabilities held for sale                                    646               --
                                                         ------------     ------------
   Total current liabilities                                    9,753           10,767

Due to an immediate parent company                                  8              196
Due to joint venture partners                                     379            1,204
                                                         ------------     ------------
   Total liabilities                                           10,140           12,167
                                                         ------------     ------------
Stockholders' equity:
  Common stock, par value USD0.0001; authorized -
  107,000,000 shares, issued and outstanding -
  45,061,342 at March 25, 2004 and
  December 25, 2003                                                 4                4
 Additional paid-in-capital                                     9,909            9,909
 Retained earnings                                             12,615           12,277
                                                         ------------     ------------
   Total stockholders' equity                                  22,528           22,190
                                                         ------------     ------------

   Total liabilities and stockholders' equity            $     32,668     $     34,357
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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 FOR THE
                                                           THREE MONTHS ENDED
                                                                MARCH 25,
                                                       -------------------------
                                                         2004           2003
                                                       -------------------------

Net sales                                              $  7,398        $  6,548

Cost of goods sold                                       (6,065)         (5,701)
                                                       --------        --------
Gross profit                                              1,333             847


Selling and distribution expenses                          (389)           (242)

General and administrative
expenses                                                   (661)           (233)
                                                       --------        --------
Income from operations                                      283             372

Other income and expenses:
   Interest expense                                         (39)            (60)
   Interest income                                           12              52
   Other income                                             328              25
                                                       --------        --------
Income before provision for
income taxes                                                584             389

Provision for income taxes                                 (246)            (73)
                                                       --------        --------
Net income                                             $    338        $    316
                                                       ========        ========
Basic and diluted earnings
per common share                                       $   0.01        $   0.01
                                                       ========        ========
Weighted average shares used
to compute basic and diluted
net income per common share                              45,061          40,911
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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 25,
                                                             ------------------
                                                               2004       2003
                                                             -------    -------
Cash flows from operating activities:
 Net income                                                  $   338    $   316
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization and Depreciation                                 310        350
   Gain on disposal of machinery and equipment                   (16)        --
   Provision for bad debts                                       396         56
   Changes in assets and liabilities:
     Accounts receivable                                         652       (461)
     Other receivables, deposits and prepayments              (1,661)       300
     Inventories                                                 803        353
     Accounts payable                                           (654)       382
     Other payables and accruals                                  21       (412)
     Taxes payable                                              (105)      (195)
                                                             -------    -------
Net cash provided by operating activities                         84        689
                                                             -------    -------
Cash flows from investing activities:
 Due from related companies                                        4        196
 Proceeds from sale of machinery and equipment                    22         23
 Purchases of property, machinery and equipment                   (1)       (38)
 Due to related companies                                       (252)        31
                                                             -------    -------
Net cash provided by (used in) investing activities             (227)       212
                                                             -------    -------
Cash flows from financing activities:
 Proceeds from short-term borrowings                             602        723
 Payments on short-term borrowings                              (626)       (12)
 Net decrease in due to an immediate parent company             (188)    (1,601)
 Net increase (decrease) in due to joint venture partners       (825)       337
                                                             -------    -------
Net cash used in financing activities                         (1,037)      (553)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents          (1,180)       348

Cash and cash equivalents at the beginning of the period       1,783        628
                                                             -------    -------
Cash and cash equivalents at the end of the period           $   603    $   976
                                                             =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         (THREE MONTH PERIOD ENDED MARCH 25, 2004 AND 2003 IS UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

      New Dragon Asia Corporation (formerly Bio-Aqua Systems, Inc.) and its subsidiaries (the "Group" or "NDAC"), a United States corporation incorporated in the State of Florida, is principally engaged in the manufacturing, marketing and distribution of instant noodles and flour in the People's Republic of China ("PRC"). NDAC has its corporate office in Hong Kong. The group of NDAC is composed of four wholly-owned limited liability companies, incorporated under the laws of the British Virgin Islands (BVI). The limited liability companies are Mix Creation Limited ("MC"), Rich Delta Limited ("RD"), Noble Point Limited ("NP"), and Keen General Limited ("KG"). Each of the wholly owned limited liability companies owns a majority interest in a contractual joint venture in the PRC. A contractual joint venture is an entity established between the wholly-owned subsidiary and another joint venture partner, with the rights and obligations of each party governed by a contract. If the wholly-owned subsidiary owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered a de facto subsidiary and has been accounted for as a subsidiary of the Group.

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

Details of the companies comprising the Group are as follows:

                          Domicile and
                          Date of                Paid-Up         Percentage of     Principle
 Name                     Incorporation          Capital         Ownership        Activities
---------------------    -------------------    ------------    --------------  --------------------
Mix Creation             The British Virgin         US$             100%        Investment holding
Limited                  Islands                  1,500,000
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

New Dragon Asia Food     The PRC                    RMB              90% (c)    Manufacture,
(Yantai) Company         December 24, 1998       17,462,000                     marketing and
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
("KG") (a)               July 20, 1998

Sanhe New Dragon         The PRC                    RMB           79.64% (c)    Manufacture,
Asia Food Company        December 25, 1998       51,191,432                     marketing and
Limited                                                                         distribution of
("SNDAF")                                                                       instant noodles

Penglai New Dragon       The PRC                    US$             100% (d)    Manufacture,
Jin Qiao Food            December 5, 2003           850,000                     marketing and
Company Limited                                                                 distribution of
("PNDJQ")                                                                       flour


      (a)   MC, RD, NP and KG are wholly-owned by New Dragon Asia Corporation.

      (b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded for financial reporting purposes as 100% owned by the Group. The minority interest component has been included with General and Administrative expenses for the periods ended March 25, 2004 and 2003.

      (c) NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 79.64% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded for financial reporting purposes as 100% owned by the Group. The minority interest component has been included with General and Administrative expenses for the periods ended March 25, 2004 and 2003.

      (d)   PNDJQ is a wholly-owned subsidiary of MC established in PRC.


NOTE 2 - BASIS OF PRESENTATION

      The interim consolidated financial statements of the Group are unaudited. All significant intra-group balances and transactions have been eliminated in consolidation.

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

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K/A for the year ended December 25, 2003 of New Dragon Asia Corp. and Subsidiaries, as filed with the Securities and Exchange Commission. The December 25, 2003 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

NOTE 3 - INVENTORIES

      Inventories consist of the following (US $ '000):

                                   March 25,    December 25,
                                      2004          2003
                                   ---------     ---------
               Raw materials       $    945      $  1,648
               Finished goods           925         1,115
                                   ---------     ---------
                                   $  1,870      $  2,763
                                   =========     =========

      Inventories are stated at the lower of cost, determined on a weighted average basis. Finished goods are composed of direct material, direct labor and manufacturing overhead.

NOTE 4 - NET ASSETS AND LIABILITIES HELD FOR SALE

      The Group entered into an agreement with an unrelated third party to sell certain assets and liabilities of NDAFD. The closing of the transaction is subject to certain events that have not yet occurred. Included in net assets held for sale is property, plant, equipment, and land use rights.

NOTE 5 - EARNINGS PER SHARE - BASIC

      Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 25, 2004 and 2003, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS was 45,061,342 and 40,911,342 for the three months ended March 25, 2004 and 2003, respectively.

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

      Particulars of significant transactions between the Group and related companies are summarized below:

                                                       03/25/2004    03/25/2003
                                                       (US $ '000)   (US $ '000)
      Sale of finished goods to:
        Joint Venture Partner:
        Shandong Longfeng Group Company                         --          184
                                                       -----------  -----------
                                                                --          184
                                                       -----------  -----------

      Purchase of raw materials from:
        Related Parties:
         Sanhe (Yantai) Food Company Limited                    --            5
         Longkou City Longfeng Soybean Food Co Limited           1           --
         Longkou City Longfeng Packing Manufacturing
               Factory                                          83          300
                                                       -----------  -----------
                                                                84          305
                                                       -----------  -----------

NOTE 8 - SUBSEQUENT EVENT

      The Group has entered into an agreement, subject to completion of due diligence, to acquire a flour miller to increase production capacity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


In addition to historical information, this Quarterly Report contains forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2003, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K by the Company.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

OVERVIEW

On December 13, 2001, the Company entered into a Share Exchange Agreement with Max Rutman, Flagship Import Export LLC, a Nevada limited liability company and New Dragon Asia Food Limited, a company organized under the laws of the British Virgin Islands. Pursuant to the Share Exchange Agreement, on December 3, 2001 (the "Closing"), the Company acquired from New Dragon Asia Food Limited all of the equity interests of four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively, the "Subsidiaries") each of which in turn hold an interest in a separate Sino-foreign joint venture, which equity interests constituted all of the issued and outstanding equity interests of the Subsidiaries in exchange for 37,963,263 shares of common stock of the Registrant. At the closing, the Company transferred all of its assets to Mr. Rutman and Mr. Rutman assumed all of the Company's liabilities. As such, the following discussion relates to the consolidated financial results of New Dragon Asia Limited only.

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

PLAN OF OPERATIONS

Our current strategy is twofold: (1) expand our customer sales base and production lines; and (2) impose ongoing strict control on the factories' hygiene in view of prevention of SARS (Severe acute respiratory syndrome). Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales.

Our long-term growth strategy includes strategic acquisitions of additional plants with regional brand recognition to increase our market share in China. A significant acquisition will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

In December 2003, the Group's management decided to temporarily idle the operations of the Company's joint venture in Dalian, New Dragon Asia Food (Dalian) Company Limited ("NDAFL"). A down payment was received on April 17, 2004. On February 27, 2004, the Group received a letter of intent from an unrelated party to purchase the assets and assume certain liabilities of NDAFD. As required by PRC regulations, determination of the final purchase price and execution of a sales and purchase agreement is contingent upon a completed asset valuation report which the Group's management expects will result in an amount approximate to the net carrying value of the assets. Currently, due diligence and valuation are in progress and the Group's management believes that this transaction will be completed during the year ended December 25, 2004.

RESULTS OF OPERATIONS

Three months ended March 25, 2004 compared to three months ended March 25, 2003
-------------------------------------------------------------------------------

Total  revenue

      Total revenue for the three months ended March 25, 2004 was $7.4 million compared with $6.5 million, an increase of 13% over the same period last year, mainly due to our strategy of increasing sales in urban areas. Our goal is to expand New Dragon's market share in the cities through supermarket and chain stores, a market not targeted by the Company in the past.

Net income

      Net income for the first quarter of 2003 increased to $338,000 from $316,000 a year ago The increase was primarily due to a change in product sales mix from flour for general use to flour for specific usage, as well as a tax refund from the government.

Administrative  and  general  expenses

      General and Administrative expenses for the three months ended March 25, 2004 increased by $428,000 to $661,000 , compared with $233,000 for the corresponding period in 2003. The increase was mainly due to an additional provision for doubtful debt. Furthermore, professional expenses related to the Company were previously borne by the ultimate holding company in the group base. Such expenses are now borne by the Company itself.

Selling  and  distribution  expenses

      Selling and distribution expenses for the three months ended March 25, 2004 were $389,000 compared with $242,000 for the corresponding period of the prior year. The increase in expenses was mainly due to fees associated with the company's new sales strategy to enter urban areas through supermarkets and additional expenses incurred in relation to sales to KFC, such as repacking materials and storage charges. Moreover, expenses were impacted by increased transportation costs associated with more stringent maximum weight loading restrictions for truck shipments.

Income taxes

      The income of the Company is subject to PRC income taxes at rates from 27% to 33%, of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, the PRC subsidiaries within the Group are exempt from state income tax and local tax with regard to income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years. The Company and its subsidiaries are in different stages of benefiting the above tax incentive program.

      The subsidiaries companies of the Group that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short-term bank loans and advances from affiliates.

      Cash and cash equivalents were $603,000 as of March 25, 2004. This represents a decrease of $373,000 from March 25, 2003. The decrease was mainly due to the repayment from customers and reduction in liabilities. Net cash provided by operating activities for the three months ended March 25, 2004 was approximately $84,000. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

      Accounts receivable decreased by 15% and accounts payable decreased by 21%, from December 25, 2003 to March 25, 2004. There was a decrease in accounts receivable due to the repayment from customers. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended December 25, 2003. The Company believes that internally generated funds together with available bank credit will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

OFF-BALANCE SHEET ARRANGEMENTS

      The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

      The Company does not have any interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.


ITEM 4.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under 0the

      Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

            None

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


Dated:  May   10,  2004

                                            NEW DRAGON ASIA CORP.




                                            By:  /s/  Heng Jing Lu
                                                 -------------------------------
                                            Name:  Heng Jing Lu
                                            Title: Chief Executive Officer