Form 10-Q
period 2004-06-25
NEW DRAGON ASIA CORP
filed 2004-08-16
CIK 1089590

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                               Commission File Number:
 June 25, 2004

                             NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    FLORIDA                                            88-0404114
-----------------                        ---------------------------------------
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

                                 Yes [X]  No [_]

The number of shares of Common Stock outstanding as of June 25, 2004 was 45,061,242.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

ITEM 1.  FINANCIAL  STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          AS OF
                                                               --------------------------
                                                                   JUNE 25,  DECEMBER 25,
                    A S S E T S                                        2004          2003
                                                                (Unaudited)
                                                               ------------  ------------
Current Assets:
  Cash and cash equivalents                                    $        442  $      1,783
  Accounts receivable, net of allowance for doubtful accounts
  of $936 at June 25, 2004 and $993 at December 25, 2003              6,226         6,936
  Other receivables, deposits and prepayments                         1,612         1,282
  Inventories                                                         2,869         2,763
  Due from related companies                                          1,095           124
                                                               ------------  ------------
   Total current assets                                              12,244        12,888

Property, machinery and equipment, net                               16,879        17,471
Land use rights, net                                                  3,878         3,998
                                                               ------------  ------------
   Total assets                                                $     33,001  $     34,357
                                                               ============  ============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                         $      1,411  $      2,845
 Accounts payable                                                     4,195         4,565
 Other payables and accruals                                          2,384         1,234
 Taxes payable                                                        1,303           921
 Due to related companies                                               519         1,202
                                                               ------------  ------------
   Total current liabilities                                          9,812        10,767


Due to an immediate parent company                                        3           196
Due to joint venture partners                                             3         1,204
                                                               ------------  ------------
   Total liabilities                                                  9,818        12,167
                                                               ------------  ------------

Minority interest                                                       116            --
                                                               ------------  ------------
Stockholders' equity:
  Common stock, par value $0.0001; authorized -
  107,000,000 shares; issued and outstanding -
  45,061,242 shares at June 25, 2004 and
  December 25, 2003                                                       4             4
 Additional paid-in-capital                                           9,909         9,909
 Retained earnings                                                   13,154        12,277
                                                               ------------  ------------
   Total stockholders' equity                                        23,067        22,190
                                                               ------------  ------------

   Total liabilities, minority interest and
   stockholders' equity                                        $     33,001  $     34,357
                                                               ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                      -------------------   -------------------
                                      JUNE 25,   JUNE 25,   JUNE 25,   JUNE 25,
                                        2004       2003       2004       2003
                                      -------------------   -------------------

Net sales                             $  8,547   $  5,478   $ 15,945   $ 12,026

Cost of goods sold                      (6,986)    (5,345)   (13,051)   (11,046)
                                      --------   --------   --------   --------
Gross profit                             1,561        133      2,894        980


Selling and distribution expenses         (235)      (248)      (624)      (490)

General and administrative
expenses                                  (464)      (439)    (1,125)      (672)
                                      --------   --------   --------   --------
Income (loss) from operations              862       (554)     1,145       (182)

Other income (expenses):
   Interest expense                        (33)       (68)       (72)      (128)
   Interest income                           1         56         13        108
   Other income                            113          6        441         31
                                      --------   --------   --------   --------
Income (loss) before provision for
income taxes                               943       (560)     1,527       (171)

Provision for income taxes                (412)       (29)      (658)      (102)
                                      --------   --------   --------   --------
Income (loss) before minority
interest                                   531       (589)       869       (273)

Minority interest                            8         --          8         --
                                      --------   --------   --------   --------
Net income (loss)                     $    539   $   (589)  $    877   $   (273)
                                      ========   ========   ========   ========
Basic and diluted earnings (loss)
per common share                      $  0.012   $ (0.014)  $  0.019   $ (0.007)
                                      ========   ========   ========   ========
Weighted average shares used
to compute basic and diluted
earnings (loss) per common share        45,061     40,911     45,061     40,911
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

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)
                                  (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                  JUNE 25,
                                                              -----------------
                                                                2004      2003
                                                              -------   -------
Cash flows from operating activities:
 Net income (loss)                                            $   877   $  (273)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                  614       712
   (Gain) loss on sale of machinery and equipment                 (15)       37
   Provision for doubtful accounts                                (57)       92
   Minority interest                                               (8)       --
   Changes in operating assets and liabilities:
     Accounts receivable                                          767       505
     Other receivables, deposits and prepayments                 (330)      237
     Inventories                                                 (106)      517
     Accounts payable                                            (370)      (55)
     Other payables and accruals                                1,150      (255)
     Taxes payable                                                382      (720)
                                                              -------   -------
Net cash provided by operating activities                       2,904       797
                                                              -------   -------
Cash flows from investing activities:
 Due from related companies                                      (973)      203
 Proceeds from sale of machinery and equipment                  2,266         8
 Purchases of property, machinery and equipment                (2,151)      (30)
                                                              -------   -------
Net cash provided by (used in) investing activities              (858)      181
                                                              -------   -------
Cash flows from financing activities:
 Proceeds from short-term borrowings                              602     1,807
 Payments on short-term borrowings                             (2,036)   (1,096)
 Due to related companies                                        (683)      (69)
 Net decrease in due to an immediate parent company              (193)   (2,095)
 Net increase (decrease) in due to joint venture partners      (1,201)      506
 Capital contribution from minority interest                      124        --
                                                              -------   -------
Net cash used in financing activities                          (3,387)     (947)
                                                              -------   -------
Net (decrease) increase in cash and cash equivalents           (1,341)       31

Cash and cash equivalents at the beginning of the period        1,783       628
                                                              -------   -------
Cash and cash equivalents at the end of the period            $   442   $   659
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         (SIX MONTH PERIODS ENDED JUNE 25, 2004 AND 2003 ARE UNAUDITED)

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

Details of the companies comprising the Group are as follows:

                        Domicile and
                        Date of              Paid-Up    Percentage of            Principle
 Name                   Incorporation        Capital    Ownership               Activities
----------------       ------------------  -----------  --------------  ------------------
Mix Creation           The British Virgin      US$        100%          Investment holding
Limited                Islands               1,500,000
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

Longkou City           The PRC                RMB         55% (e)      Manufacture,
Longyuan Packing       March 1, 2004       2,280,000                    marketing and
Material Company                                                        distribution of
Limited                                                                 packing materials
("LCLPM")


         (a)   MC,  RD,  NP  and  KG  are  wholly   owned  by  New  Dragon  Asia
               Corporation.

         (b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded for financial reporting purposes as 100% owned by the Group. The prorated annual fee to the Chinese joint venture partner of $18,072 has been included in general and administrative expenses for the periods ended June 25, 2004 and 2003. The initial capital contribution has been included as a component of the due to joint venture partners in the consolidated balance sheets.

         (c) NDAFY, NDAFD and SNDAF are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD and NP contributed 90% of the registered capital to NDAFY and NDAFD, respectively, while KG contributed 79.64% of the registered capital to SNDAF. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY, NDAFD and SNDAF effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY, NDAFD and SNDAF are regarded for financial reporting purposes as 100% owned by the Group. The prorated annual fees to the Chinese joint venture partners of $38,655 and $39,157 have been included in general and administrative expenses for the periods ended June 25, 2004 and 2003, respectively. The initial capital contributions have been included as a component of the due to joint venture partners in the consolidated balance sheets.

         (d)   PNDJQ is a wholly-owned subsidiary of MC established in PRC.

         (e) LCLPM is a subsidiary of RD established in PRC. In March 1, 2004, RD contributed 55% of the registered capital to LCLPM. The minority interest was separately disclosed in the consolidated balance sheets and consolidated statements of operations.


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

NOTE  3  -  INVENTORIES

         Inventories consist of the following (US$'000):

                                    June 25,   December 25,
                                        2004          2003
                                  (Unaudited)
                                   ---------     ---------
               Raw materials       $   1,104     $   1,648
               Finished goods          1,765         1,115
                                   ---------     ---------
                                   $   2,869     $   2,763
                                   =========     =========

         Inventories are stated at the lower of cost, determined on a weighted average basis. Finished goods are composed of direct material, direct labor and manufacturing overhead.



NOTE  4  -  DISPOSAL  OF  DALIAN  FACTORY

         In May 2004, the Company entered into an agreement with and unrelated third party ("Purchaser") whereby the Purchaser acquired the assets and assumed certain liabilities of New Dragon Asia Food (Dalian) Company Limited. The Company has recorded a gain of approximately $162,000 as a result of this transaction.



NOTE  5  -  EARNINGS  (LOSS)  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

         Basic earnings (loss) per common share ("EPS") is computed by dividing net income allocable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings
         (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 25, 2004 and 2003, the diluted share base excludes incremental shares relating to stock options and warrants since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing basic and diluted EPS was 45,061,242 and 40,911,242 for the six months ended June 25, 2004 and 2003, respectively.



NOTE  6  -  INCOME  TAXES

         The income of the Company is subject to PRC income taxes at rates ranging from 27% to 33% of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, one of the PRC subsidiaries within the Group is exempt from state income tax and local tax in respect of income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years.

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

         Particulars of significant transactions between the Group and related companies are summarized below:

                                                                  June 25,     June 25,
                                                                      2004         2003
                                                                (Unaudited)  (Unaudited)
                                                                  --------     --------
                                                                (US $ '000)  (US $ '000)
         Sale of finished goods to:
           Joint Venture Partner:
            Shandong Longfeng Group Company                        $     -      $   184
         Related Parties:
           Sanhe (Yantai) Food Company Limited                           -            2
           Penglai Jinhai Food Company Limited                           -           12
                                                                  --------     --------
                                                                         -          198
                                                                  --------     --------

         Purchase of raw materials from:
           Related Parties:
            Sanhe (Yantai) Food Company Limited                          -            8
            Longkou City Longfeng Soybean Food Co Limited                8            -
            Longkou City Longfeng Packing Manufacturing Factory         83          526
                                                                  --------     --------
                                                                        91          534
                                                                  --------     --------

         The amounts due from related companies are unsecured, non-interest bearing and repayable upon demand.



NOTE  8  -  ACQUISITION OF A FLOUR MILLER

         The Group entered into an asset purchase agreement on May 25, 2004 to purchase property, machinery and equipment, and land use rights of a flour miller in Penglai, Shandong province, P.R.C. for US$1.33 million cash. The purchase price has been allocated as follows (US$'000):

                  Property, machinery and equipment                     $  1,105
                  Land use rights                                            226
                                                                       --------
                                                                        $  1,331
                                                                       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report contains forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2003, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K by the Company.

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

The Dalian plant was established ten years ago and the facilities needed to be overhauled completely in order to meet the latest PRC environmental requirements. In consideration of the costs that would be incurred and the past performance of the operation, management decided to cease the operation particularly in view of the fact that the local market can be satisfied by the Yantai factory. After negotiation with an unrelated third party in May 2004, an agreement was signed whereby the purchaser acquired the assets and assumed certain liabilities of New Dragon Asia Food (Dalian) Company Limited ("NDAFD"), a PRC company of which we owned 90% of its equity. The Company has recorded a gain of approximately $162,000 as a result of this transaction. Management believes that the disposal of the Dalian operation will improve the Company's profitability in the future.

The Group entered into an asset purchase agreement on May 25, 2004 to purchase property, machinery and equipment, and land use rights of a flour miller in Penglai, Shandong province, P.R.C. for US$1.33 million cash. The acquisition will expand the Group's production capacity by approximately 30 percent and contribute additional sales in coming years. It currently serves the north, northeast and central plains regions of China.


RESULTS  OF  OPERATIONS

Six months ended June 25, 2004 compared to six months ended June 25, 2003

Total revenue

      Total revenue for the six months ended June 25, 2004 was $15.94 million as compared to $12.03 million for the six months ended June 25, 2003, an increase of 32% over the comparable period last year. The increase comes from improved sales in our flour business and additional sales from the newly established packaging factory in Yantai.

Net income

      Net income for the six months ended June 25, 2004 was $877,000 as compared to a net loss of $273,000 for the corresponding period last year, an increase of $1,142,000. The result was mainly due to an increase in sales from the flour segment and the improvement in sales from the negative effects of the SARS outbreak last year.

General and administrative expenses

      General and administrative expenses for the six months ended June 25, 2004 increased by $452,502, to $1,124,910, compared to $672,408 for the corresponding period in 2003. The increase was mainly due to the additional expenses attributable to the newly established packaging factory in Yantai and the fact that professional expenses related to the Company had been previously borne by the ultimate holding company in the group base, such expenses are now borne by the Company itself.

Selling and distribution expenses

      Selling and distribution expenses for the six months ended June 25, 2004 increased by $133,508 to $623,775 compared to $490,267 for the corresponding period of the prior year. The increase was attributed to the establishment of the packaging factory in Yantai and the increased transportation costs associated with more stringent maximum weight loading restrictions for truck shipments.

Minority interest

      Minority interest of $8,000 was reported during the six months ended June 25, 2004 as compared to $0 during the six months ended June 25, 2003. Minority interest reflects the minority shareholder's proportionate interest in the losses of Longkou City Longyuan Packing Material Company Limited.

Three months ended June 25, 2004 compared to three months ended June 25, 2003

Total revenue

      Total revenue for the three months ended June 25, 2004 was $8.5 million as compared to $5.5 million for the three months ended June 25, 2003, an increase of 56% over the comparable period last year. The increase was attributable to improved sales of flour, together with the addition of the packaging factory in Yantai in the second quarter of 2004.

Net income

      Net income for the three months ended June 25, 2004 was $539,000 as compared to a net loss of $589,000 for the corresponding period last year, an increase of $1,128,000. The increase was primarily due to the improved sales of flour. The result was mainly due to an increase in sales from the flour segment and the improvement in sales from the negative effects of the SARS outbreak last year.

General and administrative expenses

      General and administrative expenses for the three months ended June 25, 2004 increased by $25,000, to $464,000, compared with $439,000 for the corresponding period in 2003. The increase was mainly due to an addition of the factory in Yantai and the fact that professional expenses related to the Company had been previously borne by the ultimate holding company in the group base, such expenses are now borne by the Company itself. The addition of the new established factory resulted in $202,000 of additional expenses which were partially offset by the reduction in the allowance for doubtful accounts in the flour segment.

Selling and distribution expenses

      Selling and distribution expenses for the three months ended June 25, 2004 were $235,000 compared with $248,000 for the corresponding period in 2003. The expenses slightly decreased based upon certain changes in the Company's marketing policies.

Income taxes

      The income of the Company is subject to PRC income taxes at rates from 27% to 33%, of which 24% to 30% is attributable to the central government and 3% to the provincial government. On application and approval by the tax bureau, one of the PRC subsidiaries within the Group is exempt from state income tax and local tax with regard to income earned for the first two years of operation, and then subject to a 50% reduction in state income tax and a full exemption of local income tax for the following three years.

      The subsidiaries companies of the Group that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

Minority interest

      Minority interest of $8,000 was reported during the three months ended June 25, 2004 as compared to $0 during the three months ended June 25, 2003. Minority interest reflects the minority shareholder's proportionate interest in the losses of Longkou City Longyuan Packing Material Company Limited.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short-term bank loans and advances from affiliates.

      Cash and cash equivalents were $442,000 as of June 25, 2004. This represents a decrease of $1,341,000 from December 25, 2003. The decrease was mainly due to the payment for the acquisition of assets for the Penglai plant and the purchase of assets for the Sanhe factory. Net cash provided by operating activities for the six months ended June 25, 2004 was approximately $2,904,000. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

      Accounts receivable decreased by 10% and accounts payable decreased by 8%, from December 25, 2003 to June 25, 2004. There was a decrease in accounts receivable due to the repayment from customers and the selling of the Dalian factory in which the accounts receivable were also acquired by the third party. The Company evaluates the allowance for doubtful accounts from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended December 25, 2003. The Company believes that internally generated funds together with available bank credit will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

OFF-BALANCE SHEET ARRANGEMENTS

      The Company has no off-balance sheet arrangements that are reasonably believed to have a current or future effect on the Company's financial position, changes in financial position, increase in expenses, results of operations, liquidity, capital expenditures or capital resources.

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

         Within 90 days prior to the filing of this report, the Group carried out an evaluation, under the supervision and with the participation of the Group's management, including the Group's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Group's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Group's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Group files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

          None

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On  May  14,  2004,   the  Company   held  its  Annual   Meeting  of
          Stockholders. At the meeting, seven directors were elected based on the following votes:

          Name                      For            Against           Withheld
          ----                      ---            -------           --------
          Heng Jing Lu           44,404,534        44,500                -
          Li Xia Wang            44,404,534        44,500                -
          Ling Wang              44,404,534        44,500                -
          Zhi Yong Jiang         44,404,534        44,500                -
          De Lin Yang            44,404,534        44,500                -
          Qi Xue                 44,404,534        44,500                -
          Feng Ju Chen           44,404,534        44,500                -

          Additionally, the selection of Grobstein Horwath & Company LLP as the Company's independent registered accountants for the year ending December 25, 2004 was ratified with 44,404,534 votes in favour, 44,500 against and none withheld.

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




Dated: August 13, 2004

                                            NEW DRAGON ASIA CORP.



                                            By: /s/ Heng Jing Lu
                                                --------------------------------
                                            Name:  Heng Jing Lu
                                            Title: Chief Executive Officer