Form 10-Q
period 2004-09-25
NEW DRAGON ASIA CORP
filed 2004-11-09
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2004

(_)	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-15046
Commission File Number:

NEW DRAGON ASIA CORP.
(Exact name of Registrant as specified in its charter)

FLORIDA	88-0404114

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

36/F, News Building
2 Shen Nan Zhong Road
Shenzhen, PRC, 518027
(Address of Principal Executive Offices)	(Zip Code)

(86 755) 2595-1100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock outstanding as of September 25, 2004 was 45,061,242.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

-1-

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 25, 2004	December 25, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$182	$1,783
Accounts receivable, net of allowance for doubtful accounts of $1,249 at September 25, 2004 and $993 at December 25, 2003	6,202	6,936
Other receivables, deposits and prepayments	2,214	1,282
Inventories, net	2,980	2,763
Due from related companies	1,305	124
Total current assets	12,883	12,888

Property, machinery and equipment, net	16,637	17,471
Land use rights, net	3,850	3,998
Total assets	$33,370	$34,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	$327	$2,845
Accounts payable	4,150	4,565
Other payables and accruals	2,409	1,234
Taxes payable	1,571	921
Due to related companies	477	1,202
Total current liabilities	8,934	10,767

Due to parent company	47	196
Due to joint venture partners	17	1,204
Total liabilities	8,998	12,167

Minority interest	113	—
Stockholders' equity:
Common stock, par value $0.0001; 107,000,000 shares authorized; 45,061,242 shares issued and outstanding at September 25, 2004 and December 25, 2003	4	4
Additional paid-in-capital	9,909	9,909
Retained earnings	14,346	12,277
Total stockholders’ equity	24,259	22,190
Total liabilities and stockholders' equity	$33,370	$34,357

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2004	2003	2004	2003
Net sales	$9,886	$8,194	$25,831	$20,220
Cost of goods sold	(7,958)	(6,472)	(21,009)	(17,518)
Gross profit	1,928	1,722	4,822	2,702
Selling and distribution expenses	(198)	(263)	(822)	(753)
General and administrative expenses	(686)	(468)	(1,811)	(1,140)
Income from operations	1,044	991	2,189	809
Other income (expenses):
Interest expense	(1)	(67)	(73)	(195)
Interest income	—	60	13	168
Other income	492	19	933	50
Income before taxes	1,535	1,003	3,062	832
Provision for income taxes	(346)	(217)	(1,004)	(318)
Income before minority interests	1,189	786	2,058	514
Minority interest	3	—	11	—
Net income	$1,192	$786	$2,069	$514
Basic and diluted earnings per common share	$0.03	$0.02	$0.05	$0.01
Weighted average common shares outstanding	45,061	41,700	45,061	41,175

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine months ended September 25,
	2004	2003
Cash flows from operating activities:
Net income	$2,069	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	933	1,066
(Gain) loss on sale of property, machinery and equipment	(15)	23
Provision for doubtful accounts	256	78
Minority interests	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	478	(1,158)
Other receivables, deposits and prepayments	(932)	312
Inventories	(217)	2,074
Accounts payable	(415)	(120)
Other payables and accruals	1,175	574
Taxes payable	650	33
Net cash provided by operating activities	3,971	3,396

Cash flows from investing activities:
Proceeds from disposal of property, machinery and equipment	1,971	11
Proceeds from disposal of land use rights	295	—
Purchases of property, machinery and equipment	(1,977)	(78)
Purchases of land use rights	(225)	—
Net cash provided by (used in) investing activities	64	(67)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,406
Proceeds from short-term borrowings	603	2,771
Repayments of short-term borrowings	(3,121)	(2,060)
Due from related companies	(1,181)	322
Due to related companies	(725)	519
Due to parent company	(149)	(5,241)
Due to joint venture partners	(1,187)	461
Capital contribution from minority interests	124	—
Net cash used in financing activities	(5,636)	(1,822)
Net (decrease) increase in cash and cash equivalents	(1,601)	1,507
Cash and cash equivalents at the beginning of the period	1,783	628
Cash and cash equivalents at the end of the period	$182	$2,135

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounted in thousands, except share data; unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a United States corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has its corporate office in Shenzhen, and five manufacturing plants in Yantai, Beijing and Penglai.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of New Dragon Asia Corp. and its subsidiaries. These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2003.

The Company’s preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

The consolidated financial statements are presented in US dollars. Transactions and monetary assets denominated in currencies other than US dollars are translated into US dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into US dollars at the applicable rate of exchange at the balance sheet date. There are no material exchange differences as a result of the stability of the Renminbi ("RMB") during the periods covered by the consolidated financial statements.

NOTE 3. INVENTORIES

Inventories, net consist of the following:

	September 25, 2004	December 25, 2003
	(Unaudited)

Raw materials	$1,867	$2,222
Finished goods	1,606	1,123
	3,473	3,345
Less: Provision for inventories	(493)	(582)
	$2,980	$2,763

NOTE 4. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment, net consists of following:

	September 25, 2004	December 25, 2003
	(Unaudited)

Property	$8,809	$9,551
Machinery and equipment	12,929	12,818
	21,738	22,369
Less: Accumulated depreciation	(5,101)	(4,898)
	$16,637	$17,471

NOTE 5. SHORT-TERM BORROWINGS

Short-term borrowings are unsecured working capital loans from banks in the PRC. They bore interest at approximately 6% per annum.

NOTE 6. INCOME TAXES

The income of the Group’s subsidiaries established in China is subject to PRC income taxes at rates ranging from 24% to 33%.

NOTE 7. EARNINGS PER SHARE

The Company follows SFAS No.128, “Earnings Per Share”, which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stocks. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options.

NOTE 8. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the Group and related companies are summarized below:

	Nine months ended September 25,
	2004	2003
	(Unaudited)	(Unaudited)
Sale of finished goods to:
Shandong Longfeng Group Company	$—	$184
Sanhe (Yantai) Food Company Limited	2	2
Penglai Jinhai Food Company Limited	—	12
	$2	$198

Purchase of raw materials from:
Sanhe (Yantai) Food Company Limited	$—	$8
Ningbo Hai Fu Sheng Penglai Jinhai Food Company Limited	4	8
Longkou City Longfeng Soybean Food Company Limited	12	1
Longkou City Longfeng Packing Manufacturing Factory	92	913
	$108	$930

The amounts due from and due to related companies are unsecured, non-interest bearing and repayable upon demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we filed with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents the Company filed from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2003, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K by the Company. References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

Overview

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles, to retail and wholesale customers throughout China. With a well known brand name called LONGFENG, we market our well-established product line through a countrywide network of 200+ key distributors and 16 regional offices in 27 Chinese provinces. We have five manufacturing plants in the PRC with an aggregate production capacity of approximately 110,000 tons of flour and approximately 16 million cases of instant noodles.

Operation Plan

Our current strategies are: (1) to expand our customer base and production lines and (2) to acquire additional plants with regional brand recognition to increase our market share in China. Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales. A significant acquisition will require additional funds in the form of debt or equity, or a combination of both. However, there can be no assurance these funds will be available.

Significant Establishment, Acquisition and Disposal

The Longyuan Plant

In March 2004, in order to support our growth in flour and instant noodles businesses and to add a new revenue source, together with an unrelated third party, we established the Longyuan Plant which is engaged in the manufacture and sale of packing material, with a third party. The Longyuan Plant has a registered capital of $151,000 and we own 55% of its equity.

The Dalian Plant

The Dalian Plant was established ten years ago and its facilities needed to be overhauled completely in order to meet the latest PRC environmental requirements. In consideration of the costs that would be incurred and the past performance of the operation, management decided to cease its operations in December 2003 in view of the fact that the local market can be satisfied by the Yantai Plant. In May 2004, a sale agreement was signed with an independent buyer where the buyer acquired the assets and assumed certain liabilities of the Dalian Plant. Accordingly, the Group has recorded a gain on disposal of approximately $162,000 in the second quarter of 2004. Management believes that the disposal of the Dalian operation will improve the Company's profitability in the future.

The Penglai Plant

On May 25, 2004, the Group completed an asset purchase agreement to purchase property, machinery and equipment, and land use rights of a flour mill in Penglai, Shandong Province, (the “Penglai Plant”) at a cash consideration of approximately $1.3 million. The acquisition of the Penglai Plant will expand the Group's production capacity by approximately 30% and contribute additional sales in coming years. It currently serves the north, northeast and central regions of China.

Results of Operations

Net Sales

Net sales for the quarter ended September 25, 2004 were $9.9 million, an increase of $1.7 million, or 20.6%, from $8.2 million for the quarter ended September 25, 2003. The increase was primarily due to the new growth in market demand for flour and the revenue contribution of $0.7 million and $0.3 million from the Longyuan Plant and the Penglai Plant, respectively.

For the nine months ended September 25, 2004, net sales were $25.8 million, an increase of $5.6 million, or 27.7%, as compared to $20.2 million for the same period of the prior year. This increase was primarily due to market increase for flour products, recovery from the prior negative effects from SARS, and the revenue contribution of $1.6 milion and $0.5 million from the Longyuan Plant and the Penglai Plant, respectively.

Cost of Goods Sold

For the quarter ended September 25, 2004, as a percentage of net sales, cost of goods sold increased slightly to 80.5% as compared to 79.0% for the corresponding quarter of the prior year. This was due to the unfavorable impact of modification of the production line in Penglai plant, the results of which is expected to be an improvement of the production capacity in the coming quarter.

For the quarter ended September 25, 2004, cost of goods sold increased $1.5 million to $8.0 million as compared to $6.5 million for the corresponding quarter of the prior year. The increase was primarily to support the growth in related revenue.

For the nine months ended September 25, 2004, cost of goods sold was $21.0 million, an increase of $3.5 million as compared to $17.5 million for the same period of 2003. The increase was primarily to support the growth in related revenue.

For the nine months ended September 25, 2004, as a percentage of net sales, cost of goods sold decreased significantly to 81.3% as compared to 86.6% for the corresponding period of the prior year, which represents a significant improvement in gross margin from 13.3% to 18.7%. Such improvement in gross margin is primarily attributable to the favorable impact from better utilization of production capacity.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses.

Selling and distribution expenses of $198,000 for the quarter ended September 25, 2004 decreased $65,000 from $263,000 of the corresponding quarter of 2003. The decrease was primarily the result of the change of mix in advertising in support of the 20.6% increase in net sales.

For the nine months ended September 25, 2004, selling and distribution expenses increased 9.1% to $822,000 from $753,000 in the comparable period of 2003. The increase was primarily the result of the increase in advertising expenses incurred to support the 27.7% increase in net sales during the period.

As a percentage of net sales, selling and distribution expenses decreased slightly to 2.0% in the third quarter of 2004 from 3.2% in the corresponding period in 2003, and decreased to 3.2% during the first nine months of 2004, from 3.7% during the nine months ended September 25, 2003, as a result of cost control and change of advertising mix.

General and Administrative Expenses

General and administrative expenses increased $218,000, or 46.6%, to $686,000 for the quarter ended September 25, 2004 as compared to $468,000 for the quarter ended September 25, 2003. The increase was primarily due to the incremental costs related to the addition of the Longyuan Plant, and an additional provision for doubtful accounts of  $96,000.

For the nine months ended September 25, 2004, general and administrative expenses increased $671,000 to $1.8 million from $1.1 million during the corresponding period of 2003. The increase was primarily due to $295,000 of incremental costs related to the addition of the Longyuan Plant, and an additional provision for doubtful accounts of $256,000.

Other income (expenses)

Other income increased $473,000 to $492,000 for the quarter ended September 25, 2004 as compared to $19,000 for the quarter ended September 25, 2003, this was primarily due to a tax refund from the municipal government as an encouragement for foreign investment which is recurring in nature.

Other income increased $883,000 to $933,000 for the nine months ended September 25, 2004 as compared to $50,000 for the nine months ended September 25, 2003, this was primarily due to the tax refund from the municipal government as an encouragement for foreign investment which is recurring in nature.

Net Income

For the quarter ended September 25, 2004, net income increased $406,000, or 52% to $1,192,000, as compared to $786,000 for the corresponding quarter of the prior year. The increase was primarily due to the revenue growth and the earnings contribution of the new plants.

For the quarter ended September 25, 2004, as a percentage of net sales, net income increased to 12.1% as compared to 9.6% for the corresponding quarter of the prior year. The increase was primarily due to the improvement in expense control and the tax refund.

For the nine months ended September 25, 2004, net income was $2,069,000, an increase of $1,555,000, or 303% as compared to $514,000 for the same period of 2003. The increase was primarily due to the revenue growth and the earnings contribution of the new plants.

For the nine months ended September 25, 2004, as a percentage of net sales, net income increased to 8.0% as compared to 2.5% for the corresponding period of the prior year. The significant increase was primarily due to the improvement in expense control and the tax refund.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short-term borrowings and advances from related companies.

The Company’s working capital increased $1.8 million to $3.9 million at September 25, 2004 as compared to $2.1 million at December 25, 2003. The increase was primarily due to the growth and profitability of the business and improved receivables collections during the nine months ended September 25, 2004.

Cash and cash equivalents were $182,000 as of September 25, 2004, a decrease of $1,601,000 from December 25, 2003. The decrease was mainly due to the payment for the acquisition of Penglai plant and the purchase of machinery and equipment for the Sanhe factory.

Net cash provided by operating activities for the nine months ended September 25, 2004 was $3,971,000 which was attributable to the growth and profitability of the business and changes in operating assets and liabilities. Net cash used in financing activities increased $3.8 million to $5.6 million in the nine months ended September 25, 2004 as compared to $1.8 million for the corresponding period of 2003. The primary use of funds in financing activities in the nine months ended September 25, 2004 was the repayment of short-term bank borrowings of $3.1 million and settlement of related company balances.

Contractual Obligations

As of September 25, 2004, there are no material changes in New Dragon’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2003.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. This issue is effective for fiscal periods beginning after March 31, 2004. The Company does not have any participating securities, therefore EITF 03-6 has no effect on its earnings per share for the quarter ended September 25, 2004.

Risks Related to Our Business

This section highlights specific risks affecting our business, operating results and financial condition. The order in which the risks appear is not intended as an indication of their relative weight or importance.

The Group is subject to, among others, the following operating risks:

Country Risk - As most of our operations are conducted in the PRC, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Currency Risk - Most of our revenue is denominated in Renminbi which must be converted into other currencies before remittance out of the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Operation Risk - We conduct our milling and sales operations through joint ventures established with certain Chinese parties. Any deterioration of these strategic relationships may have an adverse effect on our operation.

Concentration of Credit Risk - Concentration of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base, and their dispersion across the PRC. In addition, we perform ongoing credit evaluations of each customer’s financial condition and maintain reserves for potential credit losses. Such losses in the aggregate have not exceeded management’s expectations.

Expansion Risk - We have acquired several companies and businesses and may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including: (a) diversion of management’s attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk relating to changes in foreign currency exchange rates and interest rates. New Dragon does not currently use derivative financial instruments for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

The majority of the Company's operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of exchange rate is considered minimal to our operation.

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

Interest Rate Risk

The Company does not have significant interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 25, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Change in Internal Controls

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect the Company’s internal controls over financial reporting during the three months ended September 25, 2004.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit 31.1    Section 302 Sarbanes Oxley Certification of the Chief Executive Officer

Exhibit 31.2    Section 302 Sarbanes Oxley Certification of the Chief Financial Officer

Exhibit 32.1    Section 906 Sarbanes Oxley Certification of both the Chief Executive Officer and the Chief Financial Officer

(b)   Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DRAGON ASIA CORP.

Date: November 9, 2004	By:	/s/ Heng Jing LU
Name: Heng Jing LU Title: Chief Executive Officer