Form 10-K
period 2004-12-25
NEW DRAGON ASIA CORP
filed 2005-03-24
CIK 1089590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 25, 2004

                                       OR

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 001-15046

                              NEW DRAGON ASIA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              FLORIDA                                      88-0404114
  (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                   36/F, NEWS BUILDING, 2 SHEN NAN ZHONG ROAD,
                              SHENZHEN, PRC, 518027
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               (86 755) 2595-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE.

        SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE EXCHANGE ACT:
                        COMMON STOCK, $ 0.0001 PAR VALUE

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

Yes [_]   No [X]

State  issuer's  revenue  for its most recent  fiscal  year:  approximately  $39 million

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 25, 2004 the aggregate market value of the common equity held by non-affiliates was approximately $7.9 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 23, 2005, there were 45,061,242 common shares outstanding.

Portions of the registrant's definitive proxy statement (the "Proxy Statement") related to the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                              NEW DRAGON ASIA CORP.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 25, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.   Business                                                            1

ITEM 2.   Properties                                                          5

ITEM 3.   Legal Proceedings                                                   5

ITEM 4.   Submission of Matters of a Vote of Security Holders                 5


                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             6

ITEM 6.   Selected Financial Data                                             7

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                7

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk          17

ITEM 8.   Financial Statements and Supplementary Data                        18

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               18

ITEM 9A.  Controls Procedures                                                18

ITEM 9B   Other Information                                                  19


                                    PART III

ITEM 10.  Directors and Executive officers of the Registrant                 19

ITEM 11.  Executive Compensation                                             19

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    19

ITEM 13.  Certain relationships and Related Transactions                     19

ITEM 14.  Principal Accountant Fees and Services                             19


                                     PART IV

ITEM 15.  Exhibits, List and Reports on Form 8-K                             19

SIGNATURES                                                                   21

FINANCIAL STATEMENTS                                                        F-1

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

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.newdragonasia.com

                                     PART I

ITEM 1.   BUSINESS

1.1   OVERVIEW

New Dragon Asia Corp. ("NWD" or the "Company") is one of the largest flour and instant noodle producers in Northern China. Our core business is twofold: (1) the milling, sale and distribution of flour and related products, and (2) the production of instant noodles, which we market and sell through distributors, supermarkets and food stores. Our principal brand is "Long Feng". Long Feng brand has been awarded the designation of a "Famous Brand" in China.

Our business was established in 1952 under the name "Long Feng Foods", as a grain and oil processing enterprise in the Shandong Province of China and developed as one of China's leading flour mills. In 1992, Long Feng established a manufacturing operation for instant noodles in Shandong as the Chinese market for "convenience foods" was entering a prolonged growth phase. Through rapid increases in capacity and maintenance of consistent high quality, Long Feng has established itself as one of China's leading manufacturers of flour and instant noodles with seven manufacturing plants and nationwide distribution.

In 1998, Long Feng Foods and the Hong Kong based New World Group, together with Hong Kong Maxim Group, one of the largest Hong Kong food groups, formed a sino-foreign joint venture under the name "New Dragon Asia Food Limited" to acquire a controlling interest in seven of Long Feng's largest manufacturing subsidiaries. The objective of this venture was to combine Long Feng's manufacturing capabilities and distribution network, New World Group's financial strength and Maxim's food industry management expertise so as to capitalize on the rapid growth potential available for the Chinese fast food industry, both within China and internationally.

On December 13, 2001, NWD closed a reverse merger with Bio-Aqua Systems, Inc., a Florida corporation, which is listed on the American Stock Exchange. As a result of the transaction, NWD acquired from New Dragon Asia Food Limited all of its equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries"), each of which in turn holds an interest in a separate sino-foreign joint venture in the People's Republic of China ("PRC" or "China"), in exchange for 37,963,263 shares of common stock of the Company.

As a result of the acquisition, the Company continued the operations of the sino-foreign joint ventures. Headquartered in the Shandong Province, PRC, management of New Dragon also operates a corporate office in Shenzhen.

1.2   OUR PRODUCTS AND PRODUCTION

We produce and market a broad range of wheat flour for use in bread, dumplings, noodles and confectionary products. Our flour products are marketed under the "Long Feng" brand name and sold throughout the country at both wholesale and retail levels.

We provide a wide range of instant noodle products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: (i) packet noodles for home preparation and (ii) snacks and cup noodles for outdoor convenience.

Our product breakdown for the year ended December 25, 2004 was approximately 67% for flour products and 33% for instant noodles.

We believe that NWD has a reputation for producing some of the highest quality food products in China. Our production plants operate to the highest level of hygiene and efficiency and most of our plants are certified under the ISO9002 standards. Most of our "state of the art" manufacturing equipment is imported from Switzerland, Japan and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the "Long Feng" brand.

Flour and water are the two main ingredients used to produce a quality noodle product. Flour is extracted from wheat through a milling process. Wheat sourced by our milling operation in Shandong Province is generally regarded as being the highest quality available in China. To produce our noodles, we mix flour with water and other ingredients and then extrude or roll the mixture into the desired shape of the noodle. The mixture then travels through a series of state-of-the-art dryers before being stabilized at room temperature. After stabilization, the noodles are steamed and cooked in deep fryers, cooled and then mixed with various seasonings and freeze dried additives such as chicken, vegetables or beef which are prepared from raw ingredients in a separate building within our production complex. The finished product is then packed, palletized and shipped.

We own and operate our manufacturing plants which have an annual aggregate production capacity of approximately 110,000 tons of flour products and in excess of 1.1 billion packets of instant noodles.

1.3   MARKETING AND SALES

Most of our products are regionally marketed and distributed. Our sales and marketing strategy focuses on maintaining strong distribution relationships with annual sales order meetings and regular distributor conferences and an excellent quality/price dynamic.

The Company's distribution system is the key to its continued success in developing "Long Feng" as one of the leading domestic brands in China. The Company has more than 200 points of distribution of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.

Our primary customer base for both our flour products and instant noodles consists of stores in the rural areas throughout China, where, we believe, our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing benefiting from increases in rural consumer income. We believe that brand loyalty is strongest in this sector. The Company also sells to supermarkets mainly in urban areas.

In addition to domestic sales, the Company also exports noodles to other countries such as Korea, Australia, Malaysia, Indonesia, etc. In 2004, export sales accounted for approximately 5% of our instant noodle sales.

The Company also received orders from certain KFC Corporation locations in China and KFC's intermediary suppliers for flour. KFC requires rigorous quality control standards of at least the ISO9002 level. We believe that these orders highlight the brand reputation and quality of Long Feng as well as the Company's commitment to international standards.

1.4   COMPETITION

The flour industry is very competitive. Our largest competitors are Shandong Guang Rao Ban Qiu Flour and Hebei Wu De Li Flour in the Northern market and Shenzhen Nanshun Flour in the Southern market.

The instant noodle segment is also highly competitive. We compete against well-established foreign companies, and many smaller companies. Our largest competitors are "Master Kang" and "President", both based in Taiwan. Both are focused predominately in the more developed and competitive urban markets.

1.5   STRATEGY

Our strategy is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business strategy: - Expand export sales - Continue to enhance our distributor relationships - Continue to improve product quality and diversify our product range with higher value-added products - Build strategic joint venture relationships with multinational food groups to enhance product range and capitalize on our China distribution network

1.6   EMPLOYEES

We employ approximately 1,500 employees. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

1.7   GOVERNMENTAL REGULATIONS ON OUR OPERATIONS IN CHINA

All of our PRC subsidiary companies operate in facilities that are located in China. Accordingly, our PRC subsidiaries' operations have to conform to the governmental regulations and rules of China.

We are subject to various laws and regulations administered by various local government bodies relating to the operation of our production facilities. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities.

We are subject to the People's Republic of China's national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operations are compliance with applicable environmental laws, including those laws relating to air, water, and noise pollution.

THE CHINESE LEGAL SYSTEM

The practical effect of the People's Republic of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations.

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Therefore, as a practical matter, a Foreign Invested Enterprise needs to retain or have ready access to a local Chinese law firm for routine compliance purposes.

Similarly,  the People's  Republic of China  accounting laws mandate  accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise's financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Accounting Auditing Standards.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

CURRENCY CONVERSION AND EXCHANGE

The   currency  in  China  is   designated   as  the   Renminbi.   Although  the
Renminbi/United States dollar exchange rate has been relatively stable in the past twenty years there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued against the United States dollar by direction of the Chinese government.

Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into United States dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.

ITEM 2.   PROPERTIES

Our corporate office is located in Shenzhen. Our five manufacturing plants consist of 29 noodle production lines and 2 flour milling lines, located in Yantai, Penglai and Beijing. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. Most of our manufacturing facilities have been awarded ISO9002 quality certification.

                                                                         OWNED/               SIZE
             FACILITY                        ADDRESS                     RENTED           (SQ METERS)
     -----------------------    ---------------------------------   -----------------   -----------------
     Yantai Flour Mill &        No. 10 Huangcheng Road (N),              Owned               25,345
     Yantai Noodle Factory      Longkou, Shandong

     Sanhe Noodle Factory       1 Yanjiao Jing Ha Road (N),              Owned               26,274
                                Beijing

     Penglai Flour Mill         Xiao Men Town, Penglai, Shandong         Owned               33,330

     Longyuan Plant             Huangcheng Beihuan Road,                 Rented              35,000
                                Longkou, Shandong                   ($ 0.1 million
                                                                      per annual)


ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any pending or, to the best of our knowledge, any threatened legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 25, 2004.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1   MARKET PRICES OF COMMON STOCK

Our common stock is traded on the American Stock Exchange under the symbol NWD. The high and low bid prices of the common stock as reported on AMEX for the time periods indicated are set forth on the table below.

                                        PRICE RANGE OF COMMON STOCK
                                   -------------------------------------
                                         HIGH                  LOW
                                   ------------------    ---------------
   Fiscal 2003:
       First Quarter                    $ 0.43               $ 0.15
       Second Quarter                   $ 0.97               $ 0.24
       Third Quarter                    $ 1.65               $ 0.50
       Fourth Quarter                   $ 0.95               $ 0.55

   Fiscal 2004:
       First Quarter                    $ 1.18               $ 0.74
       Second Quarter                   $ 1.10               $ 0.50
       Third Quarter                    $ 0.82               $ 0.55
       Fourth Quarter                   $ 0.93               $ 0.61


5.2   SHAREHOLDERS

As of March 23, 2005, there were 45,061,242 shares of our common stock outstanding and we had approximately 2,400 shareholders of record. American Stock Transfer, Brooklyn, New York, is the registrar and transfer agent for our common stock.

5.3   DIVIDENDS

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

5.4   RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of common stock during the year ended December 25, 2004

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for the years ended December 25, 2004, 2003, 2002 and 2001. The selected financial data should be read in conjunction with the Company's audited Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                            YEARS ENDED DECEMBER 25,
                                              -----------------------------------------------------
                                                 2004          2003         2002          2001
                                              ------------ -------------------------- -------------
                                                      (IN THOUSAND, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net Sales                                        $ 39,221      $ 30,773     $ 33,704      $ 30,135
Operating expenses:
  Selling and distribution                          1,178         1,330        1,161           613
  General and administrative                        1,611         2,398          601         1,341
Income from operations                              4,545         2,193        4,346         4,089
Income before tax and minority interests            5,900         3,174        4,762         4,619
Net income                                          4,645         2,727        4,153           866
Earnings per share:
  Basic and diluted                                  0.10          0.06         0.10          0.02
Weighted average common shares outstanding:
  Basic and diluted                                45,061        42,108       40,911        40,911

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                             219         1,783          628         1,293
Total assets                                       34,246        34,357       40,354        38,643
Total stockholders' equity                         26,835        22,190       17,686        13,533


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

OVERVIEW

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles, to retail and wholesale customers throughout China. With a well known brand name called LONG FENG, we market our well-established product line through a countrywide network of more than 200 key distributors and 16 regional offices in 27 Chinese provinces. We have five manufacturing plants in the PRC with an aggregate production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles.

OPERATION PLAN

Our current strategies are:

      o     to expand our customer base and production lines and

      o to acquire additional plants with regional brand recognition to increase our market share in China.

Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales. A significant acquisition will require additional funds in the form of debt or equity, or a combination of both. However, there can be no assurance these funds will be available.

SIGNIFICANT ESTABLISHMENT, ACQUISITION AND DISPOSAL

THE LONGYUAN PLANT

In March 2004, we established the Longyuan Plant together with a third party in order to support our growth in the flour and instant noodles businesses and to add additional revenue streams. The Longyuan Plant is engaged in the manufacture and sale of packing material. We own 55% of the equity of the Longyuan Plant

THE DALIAN PLANT

The Dalian Plant was established ten years ago and its facilities needed to be overhauled completely in order to meet PRC environmental requirements. In consideration of the costs that would be incurred and the past performance of the operation, management decided to temporarily cease its operations in December 2003 in view of the fact that the local market can be satisfied by the Yantai Plant. In May 2004, a sale agreement was signed with an independent buyer where the buyer acquired the assets and certain liabilities of the Dalian Plant. The loans made by the owners were not assumed in the transaction and remain as liabilities of the Company. Accordingly, the Company has recorded a gain on disposal of approximately US$162,000 of the loans in the second quarter of 2004. On December 25, 2004, the Company sold its equity interest in the Dalian company together with its holding company, Noble Point Limited, to its parent company and assumed the outstanding loan due to the parent company, at a consideration of US$20,000 which approximates the net asset value in aggregate after the assignment of the loan. Management believes that the disposal of the Dalian operation will improve the Company's profitability in the future and will not result in no further liabilities to the Company.

THE PENGLAI PLANT

On May 25, 2004, the Company completed an asset purchase agreement with a third party to purchase property, machinery and equipment, and land use rights of a flour mill in Penglai, Shandong Province, (the "Penglai Plant") at a consideration of approximately $1.3 million. The acquisition of the Penglai Plant will expand the Company's production capacity by approximately 30% and contribute additional sales in coming years. It currently serves the North, Northeast and Central regions of China.

7.1   YEAR ENDED DECEMBER 25, 2004 COMPARED TO YEAR ENDED DECEMBER 25, 2003

RESULTS OF OPERATIONS

REVENUE

Revenue for the year ended December 25, 2004 was $39.2 million, an increase of $8.5 million, or 27.7%, as compared to $30.7 million for the prior year. This increase was primarily due to organic revenue growth, recovery from the negative effects of Severe Acute Respiratory Syndrome, or SARS in 2003 and the revenue contribution of $1.0 million and $0.3 million from the Longyuan Plant and the Penglai Plant, respectively.

COST OF GOODS SOLD

For the year ended December 25, 2004, cost of goods sold was $31.9 million, an increase of $7.1 million, or 29%, as compared to $24.8 million for 2003. The increase was primarily to support the growth in related revenue.

For the year ended December 25, 2004, as a percentage of revenue, cost of goods sold increased slightly to 81.3% as compared to 80.8% for that of the prior year, which represents a stable gross margin of 19%.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2004, selling and distribution expenses decreased 11% to $1.2 million from $1.3 million in 2003. The decrease was primarily due to cost savings from the closure of six sales offices.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 25, 2004, general and administrative expenses decreased $0.8 million to $1.6 million from $2.4 million of 2003. The decrease was primarily due to cost control and provisions written-back on allowance for doubtful accounts and inventory.

OTHER INCOME (EXPENSES)

Other income increased $0.2 million to $1.4 million for the year ended December 25, 2004 as compared to $1.2 million for the year ended December 25, 2003, this was primarily due to the tax refund from the municipal government as an encouragement for foreign investment which is recurring in nature.

NET INCOME

For the year ended December 25, 2004, net income was $4.6 million, or $0.10 per share, an increase of $1.9 million, or 70% as compared to $2.7 million for 2003. The increase was primarily due to the revenue growth and the earnings contribution of the new plants.

For the year ended December 25, 2004, as a percentage of revenue, net income increased to 11.8% as compared to 8.9% for that of the prior year. The significant increase was primarily due to the improvement in expense controls, and the recovery from the prior negative effects of SARS in 2003.

OFF BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

7.2   YEAR ENDED DECEMBER 25, 2003 COMPARED TO YEAR ENDED DECEMBER 25, 2002

The Company generated revenues of $30.8 million for the fiscal year ended December 25, 2003, which was a $2.9 million or 8.7% decrease from $33.7 million for the fiscal year ended December 25, 2002. The Company's operations were adversely affected by the decrease in consumer demand for retail commodities caused by widespread public concerns over the outbreak of SARS, during the year.

There was a substantial increase in the gross profit margin as the gross profit for the fourth quarter of 2003 increased by $1 million over the same period for the prior year. The increase is mainly due to the result of a change in product sales mix and an increase in demand for our products at the end of the third and fourth quarter of 2003.

The Company exported over 80,000,000 packets of noodles to Korea during 2003 which accounted for 3% of our instant noodle sales. We have also commenced selling our products to supermarkets located in urban areas. Taken together, this is expected to lengthen the collection of the receivables of the Company.

Selling and distribution expenses increased from $1.2 million for the fiscal year ended December 25, 2002 to $1.3 million for the fiscal year ended December 25, 2003 due to increased transportation costs associated with more stringent weight load restrictions. General and administrative expenses increased by $1.8 million primarily due to expenses associated with the closure of three factories and the write off of inventory and deferred expenses, as well as additional provisions for obsolete inventory and doubtful accounts.

Net income for 2003 was $2.7 million, or $0.06 per share, compared with $4.2 million in 2002. The 35% decrease in net income was mainly due to the impact of SARS and closure of our plants.


7.3   CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 25, 2004, the Company had operating leases for manufacturing and warehouse facilities expiring at various dates through March 2031. As of December 25, 2004, the Company had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

                                                       PAYMENT DUE BY PERIOD
                               ----------------------------------------------------------------------
                                LESS THAN     1-3 YEARS      3-5 YEARS    MORE THAN 5      TOTAL
                                  1 YEAR                                     YEARS
                               ------------- -------------  ------------- ------------- -------------
Operating lease obligations       123,000       123,000        123,000       47,000        662,000
                               ============= =============  ============= ============= =============


7.4   FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The Company's primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short-term borrowings and advances from related companies.

The Company's working capital increased $5.3 million to $7.4 million at December 25, 2004 as compared to $2.1 million at December 25, 2003. The increase was primarily due to the growth and profitability of the business and improved collections of receivables during the year ended December 25, 2004.

Cash and cash equivalents were $0.2 million as of December 25, 2004, a decrease of $1.6 million from that of December 25, 2003. The decrease was mainly due to the repayment of short-term borrowings.

Net cash provided by operating activities for the year ended December 25, 2004 was $3.7 million which was attributable to the growth and profitability of the business and changes in operating assets and liabilities. Net cash used in financing activities decreased $6.6 million to $2.1 million in the year ended December 25, 2004 as compared to $8.7 million for 2003. The primary use of funds in financing activities in the year ended December 25, 2004 was the repayment of short-term bank borrowings and settlement of related company balances.

7.5   INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

7.6   CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the Company's estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. Management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

CONTRACTUAL JOINT VENTURES - A contractual joint venture is an entity established between the Company and another joint venture partner, with the rights and obligations of each party governed by a contract. If the Company owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.

REVENUE RECOGNITION - The Company recognizes sales in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Company's sales made in Mainland China are subject to Mainland Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT").

INVENTORIES - Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of Fin 46R. The adoption of FIN 46R did not have any effect on our consolidated financial statements.

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We do not believe the adoption of SFAS No. 123(R) will not have a material impact on our financial statements.

7.7   RISKS FACTORS RELATED TO OUR BUSINESS

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

RISKS ASSOCIATED WITH OUR BUSINESS.

OUR BUSINESS MAY RESULT IN ADVERSE EFFECTS FROM COMPETITION IN THE NOODLE AND FLOUR PRODUCT MARKETS.

The noodle and flour product markets are highly competitive. Competition in these markets takes many forms, including the following:

     o   establishing favorable brand recognition;
     o   developing products sought by consumers;
     o   implementing appropriate pricing;
     o   providing strong marketing support; and
     o   obtaining access to retain outlets and sufficient shelf space.

Many of our competitors are larger and have greater financial resources, including our primary competitors, Master Kang and President. We may not be able to compete successfully with such competitors. Competition could cause us to lose our market share, increase expenditures or reduce pricing, each of which could have a material adverse effect on our business and financial results.

AN INABILITY TO RESPOND QUICKLY AND EFFECTIVELY TO NEW TRENDS WOULD ADVERSELY IMPACT OUR COMPETITIVE POSITION.

Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors' technologies or products may render us noncompetitive and our products obsolete.

INCREASES IN PRICES OF MAIN INGREDIENTS AND OTHER MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

The main ingredients that we use to manufacture our products are flour and eggs. We also use paper products, such as corrugated cardboard, as well as films and plastics, to package our products. The prices of these materials have been, and we expect them to continue to be, subject to volatility. We may not be able to pass price increases in these materials onto our customers which could have an adverse effect on our financial results.

WE ARE  SUBJECT  TO  RISKS  ASSOCIATED  WITH  JOINT  VENTURES  AND  THIRD  PARTY
AGREEMENTS.

We conduct our milling and sales operations through joint ventures established with certain Chinese parties. Any deterioration of these strategic relationships may have an adverse effect on our operation. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under Chinese law if disputes arise under our agreements with joint ventures or third parties. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND PRODUCT RECALLS, WHICH COULD NEGATIVELY IMPACT ITS PROFITABILITY.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of food products. We may be subject to liability if the consumption of any of its products causes injury, illness or death. In addition, we will voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that company products caused illness or injury could adversely affect our reputation with existing and potential customers and its corporate and brand image.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

The insurance industry in China is still in its early stage of development. Insurance companies in China offer limited business insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

WE HAVE A LIMITED CONCENTRATION OF CREDIT RISK.

Concentration of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base, and their dispersion across the PRC. In addition, we perform ongoing credit evaluations of each customer's financial condition and maintains reserves for potential credit losses. Such losses in the aggregate have not exceeded management's expectations.

WE MAY EXPERIENCE RISKS RESULTING FROM OUR PLANS FOR EXPANSION.

We have acquired several companies and businesses and may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including: (a) diversion of management's attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities.

If we are unable to implement our acquisition strategy, we may be less successful in the future. A key component of our growth strategy is accomplished by acquiring additional flour and noodle factories. While there are many such companies, we may not always be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that it would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management's attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA.

As most of our operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures include restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our manufacturing operations.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation and changes in the rate or method of taxation.

On November 11, 2001, China signed an agreement to become a member of the World Trade Organization ("WTO"), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions and provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

THE PRC LEGAL SYSTEM IS NOT FULLY DEVELOPED AND HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO INVESTORS.

The PRC legal system is a system based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the PRC, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the PRC legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

ENFORCEMENT OF REGULATIONS IN CHINA MAY BE INCONSISTENT.

Although the Chinese government has introduced new laws and regulations to modernize its securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

WE MAY EXPERIENCE LENGTHY DELAYS IN RESOLUTION OF LEGAL DISPUTES.

As China has not developed a dispute resolution mechanism similar to the Western court system, dispute resolution over Chinese projects and joint ventures can be difficult and there is no assurance that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

WE MAY EXPERIENCE AN IMPACT OF THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT ON OUR BUSINESS.

Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position; failure to comply could subject us to penalties and other adverse consequences. We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

WE MAY EXPERIENCE A RISK OF REVENUE REDUCTION DUE TO CURRENCY CONVERSIONS.

Most of our revenue is denominated in Renminbi which must be converted into other currencies before remittance out of the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of exchange rate is considered minimal to our operation.

Substantially all of our revenues and expenses are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the our net assets and income derived from its operations in the PRC.

INTEREST RATE RISK

The Company does not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1. Report of Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 25, 2004 and 2003
3. Consolidated Statements of Income for each of the three years ended December 25, 2004
4. Consolidated Statements of Stockholders' Equity for each of the three years ended December 25, 2004
5. Consolidated Statements of Cash Flows for each of the three years ended December 25, 2004
6. Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.   CONTROL PROCEDURES

(a) Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 25, 2004, the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B.   OTHER INFORMATION

(a) In August 2004, the Company appointed a consulting firm to assist the management team to strengthen and to document the internal controls and processes with the objective of full compliance with the Sarbanes-Oxley Act. This project is scheduled to be completed in late 2005.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is set forth in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by this reference.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the Proxy Statement under the caption "certain relationships and related transactions" and is incorporated herein by this reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under by Item 14 is set forth in the Proxy Statement under the caption "Principal accountant fees and services" and is incorporated herein by this reference.

                                    PART IV

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

    The following exhibits are filed as part of, or are incorporated by reference in, this Annual Report on Form 10-K.

       EXHIBIT NO.       DESCRIPTION
       -----------       -----------

          31.1           Certification pursuant to Rule 13a-14

          31.2           Certification pursuant to Rule 13a-14

          32.1           Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes - Oxley Act of 2002

          32.2           Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes - Oxley Act of 2002

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during 2004:

      o Form 8-K (item 12), filed on May 10, 2004, covering a press release announcing our financial results for the quarter ended March 25, 2004.

      o Form 8-K (item 5.02), filed on November 8, 2004, covering a press release announcing the departure and appointment of the Company's Chief Financial Officer.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEW DRAGON ASIA CORP.


Dated: March 23, 2005                             By /s/ Heng Jing Lu
                                                  ------------------------------
                                                  Name: Heng Jing Lu
                                                  Title: Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 23, 2005                          By /s/ Heng Jing Lu
                                               ------------------------------
                                               Name: Heng Jing Lu
                                               Title: Chief Executive Officer
                                                      & Director


Dated: March 23, 2005                          By /s/ Peter Mak
                                               ------------------------------
                                               Name: Peter Mak
                                               Title: Chief Financial Officer


Dated: March 23, 2005                          By /s/ Li Xia Wang
                                               ------------------------------
                                               Name: Li Xia Wang
                                               Title: Director


Dated: March 23, 2005                          By /s/ Ling Wang
                                               ------------------------------
                                               Name: Ling Wang
                                               Title: Director

Dated: March 23, 2005                          By /s/ De Lin Yang
                                               ------------------------------
                                               Name: De Lin Yang
                                               Title: Director


Dated: March 23, 2005                          By /s/ Zhi Yong Jiang
                                               ------------------------------
                                               Name: Zhi Yong Jiang
                                               Title: Director


Dated: March 23, 2005                          By /s/ Qi Xue
                                               ------------------------------
                                               Name: Qi Xue
                                               Title: Director


Dated: March 23, 2005                          By /s/ Feng Ju Chen
                                               ------------------------------
                                               Name: Feng Ju Chen
                                               Title: Director

                              NEW DRAGON ASIA CORP.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

                                                                             F-1
Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 25, 2004 and 2003                 F-2

Consolidated Statements of Income for each of the three years ended
December 25, 2004                                                            F-3

Consolidated Statements of Stockholders' Equity for each of the three years
ended December 25, 2004                                                      F-4

Consolidated Statements of Cash Flows for each of the three years ended
December 25, 2004                                                            F-5

Notes to Consolidated Financial Statements                                   F-6

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Stockholders and Board of Directors of New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries (the "Company") as of December 25, 2004 and 2003 and the related consolidated statements of income, stockholders` equity and cash flows for each of the three years ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
February 4, 2005

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 25,   DECEMBER 25,
                                                                 2004            2003
                                                               ----------     ----------
                                ASSETS

Current Assets:
    Cash and cash equivalents                                  $      219     $    1,783
    Accounts receivable, net                                        6,414          6,936
    Deposits and prepayments, net                                   2,520          1,282
    Inventories, net                                                3,990          2,763
    Due from related companies                                      1,183            124
                                                               ----------     ----------
      Total current assets                                         14,326         12,888

Property, machinery and equipment, net                             16,098         17,471
Land use rights, net                                                3,822          3,998
                                                               ----------     ----------
      Total assets                                             $   34,246     $   34,357
                                                               ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                      $       --     $    2,845
    Accounts payable                                                2,696          4,565
    Other payables and accruals                                     1,898          1,234
    Taxes payable                                                   1,491            921
    Due to related companies                                          831          1,202
                                                               ----------     ----------
      Total current liabilities                                     6,916         10,767

Due to New Dragon Asia Food Limited                                   303            196
Due to joint venture partners                                         110          1,204
                                                               ----------     ----------
      Total liabilities                                             7,329         12,167
                                                               ----------     ----------

Minority interests                                                     82             --
                                                               ----------     ----------
Stockholders' equity:
    Common stock, par value $0.0001; 107,000,000 shares
      authorized; 45,061,242 shares issued and outstanding
      at December 25, 2004 and 2003                                     4              4
    Additional paid-in capital                                      9,909          9,909
    Retained earnings                                              16,922         12,277
                                                               ----------     ----------
      Total stockholders' equity                                   26,835         22,190
                                                               ----------     ----------
      Total liabilities and stockholders' equity               $   34,246     $   34,357
                                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             FOR THE YEARS ENDED DECEMBER 25,
                                                --------------------------------------------------------
                                                       2004                  2003                2002
                                                ----------------    ----------------    ----------------
Net sales                                           $    39,221            $ 30,773            $ 33,704
Cost of goods sold                                      (31,887)            (24,852)            (27,596)
                                                ----------------    ----------------    ----------------
Gross profit                                              7,334               5,921               6,108
Selling and distribution expenses                        (1,178)             (1,330)             (1,161)
General and administrative expenses                      (1,611)             (2,398)               (601)
                                                ----------------    ----------------    ----------------
Income from operations                                    4,545               2,193               4,346
Other income (expenses):
  Interest expense                                          (72)               (249)               (265)
  Interest income                                             3                   4                 194
  Other income, net                                       1,424               1,226                 487
                                                ----------------    ----------------    ----------------
Income before provision for income taxes and
  minority interests                                      5,900               3,174               4,762

Provision for income taxes                               (1,296)               (447)               (609)
                                                ----------------    ----------------    ----------------
Income before minority interests                          4,604               2,727               4,153
Minority interests                                           41                  --                  --
                                                ----------------    ----------------    ----------------
Net income                                              $ 4,645             $ 2,727             $ 4,153
                                                ================    ================    ================
Basic and diluted earnings per common share             $  0.10              $ 0.06              $ 0.10
                                                ================    ================    ================
Weighted average common shares outstanding               45,061              42,108              40,911
                                                ================    ================    ================


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                              COMMON STOCK           ADDITIONAL                      TOTAL
                                      -------------------------       PAID-IN       RETAINED     STOCKHOLDERS'
                                        SHARES         AMOUNT         CAPITAL       EARNINGS         EQUITY
                                      ----------     ----------     ----------     ----------    -------------

Balance at December 25, 2001              40,911     $        4     $    8,132     $    5,397     $   13,533

Net income for the year ended
  December 25, 2002                           --             --             --          4,153          4,153
                                      ----------     ----------     ----------     ----------     ----------

Balance at December 25, 2002              40,911              4          8,132          9,550         17,686

Issuance of common stock in
  connection with:
   Private placement in September          3,300             --          1,405             --          1,405
   Private placement in October              850             --            372             --            372

Net income for the year ended
  December 25, 2003                           --             --             --          2,727          2,727
                                      ----------     ----------     ----------     ----------     ----------

Balance at December 25, 2003              45,061              4          9,909         12,277         22,190

Net income for the year ended
  December 25, 2004                           --             --             --          4,645          4,645
                                      ----------     ----------     ----------     ----------     ----------

Balance at December 25, 2004              45,061     $        4     $    9,909     $   16,922     $   26,835
                                      ==========     ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                FOR THE YEARS ENDED DECEMBER 25,
                                                              -----------------------------------
                                                                 2004         2003         2002
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   4,645    $   2,727    $   4,153
Adjustments to reconcile net income to net cash provided by
operating activities:
    Provision for doubtful accounts                                (218)         578          134
    Depreciation and amortization                                 1,187        1,425        1,251
    Gain on disposal of PRC subsidiary                             (162)          --           --
    Loss (gain) on disposal of machinery and equipment              199         (346)           5
    Minority interests                                              (41)          --           --
    Changes in operating assets and liabilities:
        Accounts receivable                                         735         (186)      (2,352)
        Deposits and prepayments                                 (1,242)        (216)         343
        Inventories                                              (1,313)       2,439          125
        Accounts payable                                         (1,583)        (163)       1,288
        Other payables and accruals                                 920          (48)         544
        Taxes payable                                               573           32          420
                                                              ---------    ---------    ---------
    Net cash provided by operating activities                     3,700        6,242        5,911
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in amounts due from related companies          (706)       2,357         (795)
Decrease (increase) in investment                                    --           --           72
Decrease (increase) in amounts due to related companies            (371)         400       (2,982)
Purchases of property, machinery and equipment                   (2,207)         (92)        (978)
Proceeds from disposal of property, machinery and equipment         126          994           --
                                                              ---------    ---------    ---------
    Net cash (used in) provided by  investing activities         (3,158)       3,677       (4,683)
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                               --        1,777           --
Decrease (increase) in restricted cash                               --          181         (181)
Proceeds from short-term borrowings                                  --        4,325        6,988
Payments on short-term borrowings                                (2,676)      (5,094)      (6,928)
Increase (decrease) in due to parent company                      1,127       (5,586)      (1,262)
Decrease in due to joint venture partners                          (681)      (4,367)        (510)
Capital contribution from minority interests                        124           --           --
                                                              ---------    ---------    ---------
    Net cash used in provided by financing activities            (2,106)      (8,764)      (1,893)
                                                              ---------    ---------    ---------
Net change in cash and cash equivalents                          (1,564)       1,155         (665)
Cash and cash equivalents at the beginning of the year            1,783          628        1,293
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR              $     219    $   1,783    $     628
                                                              =========    =========    =========
Supplemental disclosures of cash flows information:
Cash paid during the year for:
    Interest                                                  $      72    $     249    $     292
                                                              =========    =========    =========
    Income taxes                                              $      10    $     380    $     426
                                                              =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTED IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corporation, a United States corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the "Company"). The Company is headquartered in Shandong Province, the People's Republic of China ("PRC") and has its corporate office in Shenzhen, and five manufacturing plants in Yantai, Beijing and Penglai.

Details of the subsidiaries are as follows:

                                     DOMICILE AND DATE         PAID-IN        PERCENTAGE OF
            NAME                      OF INCORPORATION         CAPITAL          OWNERSHIP       PRINCIPAL ACTIVITIES
--------------------------------    ----------------------  ---------------  ----------------  -----------------------

Mix Creation Limited ("MC")         The British               US$1,500,000      100% (a)       Investment holding
                                    Virgin Islands
                                    November 7, 1997

Rich Delta Limited                  The British               US$1,000,000      100% (a)       Investment holding
("RD")                              Virgin Islands
                                    October 28,1998

Keen General Limited                The British               US$1,500,000      100% (a)       Investment holding
("KG")                              Virgin Islands
                                    July 20,1998

New Dragon Asia Flour (Yantai)      The PRC                  RMB28,500,000       90% (b)       Manufacture, marketing
Company limited                     August 13, 1999                                            and distribution of
("NDAFLY")                                                                                     flour

New Dragon Asia Food (Yantai)       The PRC                  RMB17,462,000       90% (c)       Manufacture, marketing
Company Limited                     December 24,1998                                           and distribution of
("NDAFY")                                                                                      instant noodles

New Dragon Asia Food (Sanhe)        The PRC                  RMB51,191,432     79.64% (c)      Manufacture, marketing
Company Limited                     December 25, 1998                                          and distribution of
("NDAFS")                                                                                      instant noodles

Penglai New Dragon Jin Qiao Food    The PRC                     US$850,000      100% (d)       Manufacture, marketing
Company Limited                     December 5,2003                                            and distribution of
("PNDJQ")                                                                                      flour

Longkou City Longyuan Packing       The PRC                   RMB2,280,000       55% (e)       Manufacture and sale of
Materials                           March 2004                                                 packing materials
Company Limited
("LCLPM")

(a)  MC, RD and KG are wholly owned by the Company.

(b) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and all profits or loss, net of annual fees from the joint venture are to be allocated to NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Company. The minority interest component has been included as a component of General and Administrative Expenses for the years ended December 25, 2004, 2003 and 2002.

(c) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company.

(d)  PNDJQ is a wholly owned subsidiary of MC established in the PRC.

(e) LCLPM is a 55% owned subsidiary of NDAFY established in the PRC in March 2004. The remaining 45% equity is owned by Longkou City Longyuan Factory, our Chinese joint venture partner.


NOTE 2.   BASIS OF PRESENTATION

The  consolidated   financial  statements  include  the  consolidated  financial statements of New Dragon Asia Corp. and its subsidiaries. All significant intra-group balances and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations applicable to joint venture enterprises as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes sales in accordance with the United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Company's sales made in Mainland China are subject to the Mainland Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT").

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate the fair values due to the short maturities of these instruments.

FINANCIAL INSTRUMENTS

The Company accounts for financial instruments under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 133: "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments.

ACCOUNTS RECEIVABLE

Accounts receivable is stated at cost, net of allowance for doubtful accounts. Based on current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers.

INVENTORIES

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management has provided an allowance for obsolescence.

PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets that range from 5 to 50 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

LAND USE RIGHTS

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives ranging from 27 to 50 years. In accordance with SFAS No.142, "Goodwill and Other Intangible Assets," intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No event has occurred that would trigger an impairment assessment of the Company's intangible assets with finite lives.

ADVERTISING EXPENSES

Advertising expenses are expensed in the period when incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management's opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

OPERATING LEASES

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People's Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet date. There are no material exchange differences as a result of the stability of the RMB during the periods covered by the consolidated financial statements.

Translations of amounts from RMB into United States dollars ("US$") were at US $1.00 = RMB 8.3 for each of the years ended December 25, 2004, 2003 and 2002. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

EARNINGS PER SHARE

Basic earnings per common share ("EPS") is computed in accordance with SFAS No. 128: "Earnings Per Share" by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

(a) In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of Fin 46R. The adoption of FIN 46R did not have any effect on our consolidated financial statements.

(b) In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

(c) In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We do not believe the adoption of SFAS No. 123(R) will not have a material impact on our financial statements.


RECLASSIFICATION FROM PRIOR YEAR AUDITED FINANCIAL STATEMENTS

Certain prior year comparative figures have been reclassified to conform to the current year presentation.


NOTE 4.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                   DECEMBER 25,     DECEMBER 25,
                                                       2004             2003
                                                   -----------      -----------

           Accounts receivable                     $     7,189      $     7,929
           Less: Allowance for doubtful accounts          (775)            (993)
                                                   -----------      -----------
                                                   $     6,414      $     6,936
                                                   ===========      ===========


NOTE 5.   DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

                                                   DECEMBER 25,     DECEMBER 25,
                                                       2004             2003
                                                   -----------      -----------

           Deposits for raw materials              $     2,291      $     1,508
           Advances to staff                                33               63
           Others                                          303               11
           Less: Allowance for deposits                   (107)            (300)
                                                   -----------      -----------
                                                   $     2,520      $     1,282
                                                   ===========      ===========

  Advances to staff are unsecured, non-interest bearing and repayable on demand.

NOTE 6.   INVENTORIES

Inventories consisted of the following:

                                                               DECEMBER 25,     DECEMBER 25,
                                                                   2004             2003
                                                               -----------      -----------
           Raw materials (including packing materials)         $     2,812      $     2,222
           Finished goods                                            1,725            1,123
                                                               -----------      -----------
                                                                     4,537            3,345
           Less: Provision for inventory obsolescence                 (547)            (582)
                                                               -----------      -----------
                                                               $     3,990      $     2,763
                                                               ===========      ===========

NOTE 7.  PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

                                                               DECEMBER 25,     DECEMBER 25,
                                                                   2004             2003
                                                               -----------      -----------
           Buildings                                           $     9,415      $     9,551
           Machinery and equipment                                  11,940           12,818
                                                               -----------      -----------
                                                                    21,355           22,369
           Less: Accumulated depreciation and amortization          (5,257)          (4,898)
                                                               -----------      -----------
                                                               $    16,098      $    17,471
                                                               ===========      ===========

Depreciation and amortization expense was approximately $1,187, $1,314 and $1,141 for the years ended December 25, 2004, 2003 and 2002, respectively.


NOTE 8   LAND USE RIGHTS

Land use rights consisted of the following:

                                                               DECEMBER 25,     DECEMBER 25,
                                                                   2004             2003
                                                               -----------      -----------
           Land use rights                                     $     4,432      $     4,575
           Less: Accumulated amortization                             (610)            (577)
                                                               -----------      -----------
                                                               $     3,822      $     3,998
                                                               ===========      ===========

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2004 and 2003, the land use rights consisted of three parcels of land located in Mainland China with a net book value of approximately $3,822 and $3,998, respectively, held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $103, $112 and $110 for the years ended December 25, 2004, 2003 and 2002, respectively.

NOTE 9.   SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

                                                              DECEMBER 25,   DECEMBER 25,
                                                                  2004           2003
                                                              -----------    -----------
           Bank loans                                         $       --     $    2,518
           Bills payable                                              --            327
                                                              ----------     ----------
                                                              $       --     $    2,845
                                                              ==========     ==========

Bank loans were secured by corporate guarantees provided by a PRC joint venture partner and a third party and bore interest at prevailing lending rates in the PRC ranging from 6.01% to 6.435% per annum and were fully repaid during the year ended December 25, 2004.

Bills payable are a form of bank borrowing with payment due within 180 days.


NOTE 10  OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

                                                              DECEMBER 25,   DECEMBER 25,
                                                                  2004           2003
                                                              -----------    -----------
           Deposits from customers                            $      554     $      612
           Accruals for staff salaries, bonus and benefit            515            510
           Utilities and accrued expenses                            829            112
                                                              ----------     ----------
                                                              $    1,898     $    1,234
                                                              ==========     ==========


NOTE 11.  TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2004, 2003 and 2002, substantially all of the Company's income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Two of the PRC subsidiaries of the Company will be eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operate and are also entitled to partial tax refunds from those tax bureaus.

As of December 25, 2004, 2003 and 2002, there are not any material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company's effective income tax rate is as follows:

                                                 2004      2003      2002
                                                ------    ------    ------

           Statutory income tax                    33%       33%       33%
           Reduction for preferential tax rate     (9)       --        --
           Impact of effective tax holiday         --       (21)      (21)
           Various differences                     (2)        2         1
                                                ------    ------    ------
           Effective rate                          22%       14%       13%
                                                ======    ======    ======


NOTE 12.   COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of common stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company's common stock which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2004, no warrants were exercised.

On October 7, 2003, the Company issued 850,000 shares of common stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 850,000 shares of the Company's common stock which have a term of 5 years and an exercise price of $0.98 per share. As of December 25, 2004, no warrants were exercised.

Transaction costs related to the private placements amounted to $298,000 and have been presented as a reduction of the proceeds from the sale of shares.

No preferred stock has been authorized or issued.

NOTE 13.   COMMITMENTS

LEASE COMMITMENTS

The Company leases manufacturing and warehouse facilities under operating leases which expire at various dates through March 2031. At December 25, 2004, the Company's future minimum lease payments under operating leases were as follows:

           YEARS ENDING DECEMBER 25,
           -------------------------
               2005                       $    123
               2006                            123
               2007                            123
               2008                            123
               2009                            123
               Thereafter                       47
                                        -----------
                     Total                $    662
                                        ===========

Total lease expenses were $187, $46 and $74 for the years ended December 25, 2004, 2003 and 2002, respectively.

ANNUAL FEES

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $108 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2004, total commitments under these arrangements were as follows:

           Payable during the period:
             Within one year                                    $     108
             Over one year but not exceeding two years                108
             Over two year but not exceeding three years              108
             Over three year but not exceeding four years             108
             Over four year but not exceeding five years              108
             Over five years                                        4,234
                                                               ----------
               Total                                            $   4,774
                                                               ==========


NOTE 14.   RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the New Dragon Asia Corp. and related companies are summarized below:

                                                                  2004      2003      2002
                                                                -------    ------    ------
Sale of finished goods to:
  A joint venture partner, Shandong Longfeng Group Company      $     2    $   --    $  419
  Related parties                                                    33       113     1,334
                                                                -------    ------    ------
                                                                $    35    $  113    $1,753
                                                                =======    ======    ======

Sale of machinery to Shandong Longfeng Group Company            $    --    $  993    $   --
                                                                =======    ======    ======

Purchasing of raw materials from:
  A joint venture partner, Shandong Longfeng Group Company      $    --    $   --    $    8
  Related parties                                                   914     1,344     1,649
                                                                -------    ------    ------
                                                                $   914    $1,344    $1,657
                                                                =======    ======    ======

Pre-determined annual fee charged by joint venture partners:
  Shandong Longfeng Group Company                               $    72    $   78    $   78
  Shandong Longfeng Flour Company Limited                            36        36        36
                                                                -------    ------    ------
                                                                $   108    $  114    $  114
                                                                =======    ======    ======

Interest income from short-term advances to parent company      $    --    $   --    $  188
                                                                =======    ======    ======

Interest expenses paid to a joint venture partner:
  Shandong Longfeng Group Company                               $     3    $   17    $   18
                                                                =======    ======    ======

Rental expenses paid to related companies                       $   120    $   --    $   --
                                                                =======    ======    ======

Rental income from a joint venture partner:
  Shandong Longfeng Group Company                               $    64    $   64    $   64
                                                                =======    ======    ======

A summary of related party balances is as follows:

                                                DECEMBER 25,   DECEMBER 25,
                                                    2004           2003
                                                -----------    -----------
Due to parent company                            $     303      $     196
                                                 ---------      ---------

Due to joint venture partners, consisting of:
  Shandong Longfeng Group Company                    1,027          1,034
  Shandong Longfeng Flour Company Limited             (917)           170
                                                 ---------      ---------
                                                 $     110      $   1,204
                                                 =========      =========

Due from related companies                       $   1,183      $     124
                                                 =========      =========

Due to related companies                         $     831      $   1,202
                                                 =========      =========

The amounts due to parent company and joint venture partners are unsecured, non-interest bearing and repayable upon demand.

NOTE 15.   DISPOSAL OF SUBSIDIARY

On December 20, 2004, the Company sold its 100% shareholding in Noble Point Limited ("NP") which in turn owned a 90% equity interest in New Dragon Asia Food (Dalian) Company limited ("NDAFD"), to its parent company and assumed its loan due to the parent company, at a consideration of US$20,000 which approximates to the net asset value of NP and NDAFD in aggregate after the assignment of the loan. NP had no business other than the investment holding in NDAFD whilst NDAFD had ceased business in December 2003.


NOTE 16.   SEGMENT INFORMATION

The Company classifies its products into two core business segments, namely instant noodles and flour. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

Net Sales
                                        2004        2003       2002
                                      -------     -------     -------
           Instant noodles            $12,909     $11,702     $10,847
           Flour                       26,312      19,070      22,857
                                      -------     -------     -------
                                      $39,221     $30,773     $33,704
                                      =======     =======     =======

Income from Operations
                                        2004        2003        2002
                                      -------     -------     -------
           Instant noodles            $   607     $   296     $ 1,621
           Flour                        3,938       1,897       2,725
                                      -------     -------     -------
                                      $ 4,545     $ 2,193     $ 4,346
                                      =======     =======     =======
Interest Income
                                         2004        2003        2002
                                      -------     -------     -------
           Instant noodles            $     2     $     2     $   192
           Flour                            1           2           2
                                      -------     -------     -------
                                      $     3     $     4     $   194
                                      =======     =======     =======

Interest Expenses
                                        2004        2003        2002
                                      -------     -------     -------
           Instant noodles            $     6     $    22     $    18
           Flour                           66         227         247
                                      -------     -------     -------
                                      $    72     $   249     $   265
                                      =======     =======     =======

Depreciation and Amortization
                                        2004        2003        2002
                                      -------     -------     -------
           Instant noodles            $   587     $   867     $   703
           Flour                          600         557         548
                                      -------     -------     -------
                                      $ 1,187     $ 1,424     $ 1,251
                                      =======     =======     =======

Identifiable Long-term Assets
                                        2004        2003
                                      -------     -------
           Instant noodles            $12,031     $14,001
           Flour                        7,889       7,468
                                      -------     -------
                                      $19,920     $21,469
                                      =======     =======


NOTE 17.   MAJOR CUSTOMERS

No single customer accounted for more than 5%, 5% and 6% of sales for the years ended December 25, 2004, 2003 and 2002, respectively.


NOTE 18.   RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies of the Company operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the year ended December 25, 2004, 2003 and 2002, contributions made by the Company were approximately $122, $151 and $97, respectively.

NOTE 19.   OTHER INCOME

Other income consists primarily of VAT tax credits of approximately 1478, 699 and 0 for the years ended December 25, 2004, 2003 and 2002, respectively.