Form 10-Q
period 2005-03-25
NEW DRAGON ASIA CORP
filed 2005-05-05
CIK 1089590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 25, 2005

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number:

                              NEW DRAGON ASIA CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                       88-0404114
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


           36/F, NEWS BUILDING, 2 SHEN NAN ZHONG ROAD,
                          SHENZHEN, PRC                        518027
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)        (Zip Code)

                               (86 755) 2595-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements
for the past 90 days.  Yes [X]   No [_]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-12 of the Exchange Act):  Yes [_]   No [X]

The number of shares of Common Stock outstanding as of March 25, 2005 was 45,061,242.

                              NEW DRAGON ASIA CORP.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I:    FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 25, 2005 (unaudited) and
           December 25, 2004                                                   3

           Consolidated Statements of Operations (unaudited) for the three
           months ended March 25, 2005 and 2004                                4

           Consolidated Statements of Cash Flows (unaudited) for the three
           months ended March 25, 2005 and 2004                                5

           Notes to Consolidated Financial Statements (unaudited)              6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         16

ITEM 4.    Controls and Procedures                                            17

PART II:   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  18

ITEM 2.    Changes in Securities and Use of Proceeds                          18

ITEM 3.    Defaults Upon Senior Securities                                    18

ITEM 4.    Submission of Matters to a Vote of Security Holders                18

ITEM 5.    Other Information                                                  18

ITEM 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    19

EXHIBITS

                          PART I: FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 25,   DECEMBER 25,
                                                                   2005         2004
                                                                ----------   ----------
                                                                (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                   $      267   $      219
    Accounts receivable, net                                         6,197        6,414
    Deposits and prepayments, net                                    4,591        2,520
    Inventories, net                                                 4,635        3,990
    Due from related companies                                         854        1,183
                                                                ----------   ----------
      Total current assets                                          16,544       14,326

Property, machinery and equipment, net                              15,837       16,098
Land use rights, net                                                 3,794        3,822
                                                                ----------   ----------
      Total assets                                              $   36,175   $   34,246
                                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $    3,406   $    2,696
    Other payables and accruals                                      2,178        1,898
    Taxes payable                                                    2,028        1,491
    Due to related companies                                           728          831
                                                                ----------   ----------
      Total current liabilities                                      8,340        6,916

Due to parent company                                                  306          303
Due to joint venture partners                                           65          110
                                                                ----------   ----------
      Total liabilities                                              8,711        7,329
                                                                ----------   ----------

Minority interests                                                      41           82
                                                                ----------   ----------
Stockholders' equity:
    Common stock, par value $0.0001; 107,000,000 shares
      authorized; 45,061,242 shares issued and outstanding
      at March 25, 2005 and December 25, 2004                            4            4
    Additional paid-in-capital                                       9,909        9,909
    Retained earnings                                               17,510       16,922
                                                                ----------   ----------
      Total stockholder's equity                                    27,423       26,835
                                                                ----------   ----------
      Total liabilities and stockholders' equity                $   36,175   $   34,246
                                                                ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 25,
                                                         ----------------------
                                                           2005          2004
                                                         --------      --------
Revenue                                                  $  8,282      $  7,398
Cost of goods sold                                         (6,790)       (6,065)
                                                         --------      --------
Gross profit                                                1,492         1,333
Selling and distribution expenses                            (121)         (389)
General and administrative expenses                          (573)         (661)
                                                         --------      --------
Income from operations                                        798           283
Other income (expenses):
  Interest expense                                             --           (39)
  Interest income                                              --            12
  Other income                                                  2           328
                                                         --------      --------
Income before taxes                                           800           584
Provision for income taxes                                   (253)         (246)
                                                         --------      --------
Income before minority interests                              547           338
Minority interests                                             41            --
                                                         --------      --------
Net income                                               $    588      $    338
                                                         ========      ========
Basic and diluted earnings per common share              $   0.01      $   0.01
                                                         ========      ========
Weighted average common shares outstanding                 45,061        45,061
                                                         ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 25,
                                                                ----------------------
                                                                  2005          2004
                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    588      $    338
Adjustments to reconcile net income to net cash provided by
operating activities:
  Minority interest                                                  (41)           --
  Depreciation and amortization                                      297           310
  Gain on sale of machinery and equipment                             --           (16)
  Allowance for doubtful accounts                                     86           396
Changes in operating assets and liabilities:
  Accounts receivable                                                131           652
  Deposits and prepayments                                        (2,071)       (1,661)
  Inventories                                                       (645)          803
  Due from related parties                                           329             4
  Accounts payable                                                   710          (654)
  Other payables and accruals                                        280            21
  Taxes payable                                                      537          (105)
                                                                --------      --------
Net cash provided by operating activities                            201            88
                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in amounts due from related companies                      (103)         (252)
Proceeds from disposal of property, machinery and equipment           --            22
Purchases of property, machinery and equipment                        (8)           (1)
                                                                --------      --------
Net cash (used in) investing activities                             (111)         (231)
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                   --           602
Repayments of short-term borrowings                                   --          (626)
Due to parent company                                                  3          (188)
Due to joint venture partners                                        (45)         (825)
                                                                --------      --------
Net cash used in financing activities                                (42)       (1,037)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents                  48        (1,180)
Cash and cash equivalents at the beginning of the period             219         1,783
                                                                --------      --------
Cash and cash equivalents at the end of the period              $    267      $    603
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

NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of New Dragon Asia Corp. and its subsidiaries. All significant intra-group balances and transactions have been eliminated in consolidation. These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

         The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

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

NOTE 3.  ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

                                                         MARCH 25,  DECEMBER 25,
                                                           2005        2004
                                                         --------   -----------
                                                        (Unaudited)

           Accounts receivable                           $  7,058    $  7,189
           Less: Allowance for doubtful accounts             (861)       (775)
                                                         --------    --------
                                                         $  6,197    $  6,414
                                                         ========    ========

NOTE 4.  INVENTORIES

        Inventories consisted of the following:

                                                         MARCH 25,  DECEMBER 25,
                                                           2005        2004
                                                         --------   -----------
                                                        (Unaudited)

           Raw materials (including packing materials)   $  3,377    $  2,812
           Finished goods                                   1,777       1,725
                                                         --------    --------
                                                            5,154       4,537
           Less: Provision for inventory obsolescence        (519)       (547)
                                                         --------    --------
                                                         $  4,635    $  3,990
                                                         ========    ========

NOTE 5.  PROPERTY, MACHINERY AND EQUIPMENT

        Property, machinery and equipment consisted of following:

                                                         MARCH 25,  DECEMBER 25,
                                                           2005        2004
                                                         --------   -----------
                                                        (Unaudited)

           Buildings                                     $  9,277    $  9,415
           Machinery and equipment                         12,086      11,940
                                                         --------    --------
                                                           21,363      21,355
            Less: Accumulated depreciation and
              amortization                                 (5,526)     (5,257)
                                                         --------    --------
                                                         $ 15,837    $ 16,098
                                                         ========    ========

NOTE 6.  INCOME TAXES

         The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, ranging from 27% to 33%. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

NOTE 7. EARNINGS PER SHARE

         The Company follows SFAS No.128, "Earnings Per Share", which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stocks. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options.

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

        Particulars of significant transactions between the Group and related companies are summarized below:

                                                            THREE MONTHS ENDED
                                                                 MARCH 25,
                                                        ------------------------
                                                           2005        2004
                                                        ----------- ------------
                                                        (Unaudited) (Unaudited)
           PURCHASE OF RAW MATERIALS FROM:
                                                        ----------- ------------
           Longkou City Longfeng Packing Manufacturing
             Factory                                     $     6     $    84
                                                        =========== ============

         The amounts due from and due to related companies are unsecured, non-interest bearing and repayable upon demand.

NOTE 9. SUBSEQUENT EVENT

         On April 27, 2005, the Company acquired a 10-year lease agreement of plant and machinery utilized for the production for soy bean protein powder and soy bean milk powder from a state-owned enterprise in Shandong. The lease payment amounted to $176 per annum and the related lease commitment for the 10-year term amounted to $1,760.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we filed with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents the Company filed from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K by the Company. References in this filing to the "Company", "Group", "we", "us", and "our" refer to New Dragon Asia Corp. and its subsidiaries.

OVERVIEW

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles, to retail and wholesale customers throughout China. With a well known brand name called LONGFENG, we market our well-established product line through a countrywide network of 200+ key distributors and 16 regional offices in 27 Chinese provinces. We have five manufacturing plants in PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles.

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

SIGNIFICANT ESTABLISHMENT, ACQUISITION AND DISPOSAL

Soy Bean Plant Lease

On April 27, 2005, the Company acquired a 10-year lease agreement of plant and machinery utilized for the production for soy bean - derived products from a state-owned enterprise in Shandong. The Company commenced soy bean business effective May 1, 2005.

RESULTS OF OPERATIONS

REVENUE

Revenue for the quarter ended March 25, 2005 was $8,282,000, representing an increase of $884,000, or 11.9%, from $7,398,000 for the quarter ended March 25, 2004. The increase was primarily due to the growth in market demand for flour.

COST OF GOODS SOLD

For the quarters ended March 25, 2005 and 2004, as a percentage of revenue, cost of goods sold remained at 82%.

SELLING AND DISTRIBUTION EXPENSES

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $121,000 for the quarter ended March 25, 2005, representing a decrease of $268,000 from $389,000 for the corresponding quarter of 2004. The decrease was primarily due to the result of cost control and change of advertising mix.

As a percentage of revenue, selling and distribution expenses decreased to 1.5% in the first quarter of 2005 from 5.2% in the corresponding period in 2004 as a result of cost control and change of advertising mix.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $88,000, or 13.3%, to $573,000 for the quarter ended March 25, 2005 as compared to $661,000 for the quarter ended March 25, 2004. The decrease was primarily the result of cost controls.

OTHER INCOME (EXPENSES)

Other income decreased $326,000 to $2,000 for the quarter ended March 25, 2005 as compared to $328,000 for the quarter ended March 25, 2004. This was primarily due to the timing difference in receiving and recognizing the income resulting from the tax refund from the municipal government as an encouragement for foreign investment which is recurring in nature.

NET INCOME

For the quarter ended March 25, 2005, net income increased $250,000, or 65% to $588,000, as compared to $338,000 for the corresponding quarter of the prior year. The increase was primarily due to the revenue growth and the earnings contribution of the new plants.

For the quarter ended March 25, 2005, as a percentage of revenue, net income increased to 7.1% as compared to 4.6% for the corresponding quarter of the prior year. The increase was primarily due to the improvement in expense controls.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

The Company's working capital increased $794,000 to $8,204,000 at March 25, 2005 as compared to $ 7,410,000 at December 25, 2004. The increase was primarily due to the growth and profitability of the business and improved collections of receivables during the three months ended March 25, 2005.

Cash and cash equivalents were $267,000 as of March 25, 2005, a increase of $48,000 from December 25, 2004. The increase was mainly due to the increase in revenue.

Net cash provided by operating activities for the three months ended March 25, 2005 was $201,000 which was attributable to the growth and profitability of the business and changes in operating assets and liabilities. Net cash used in financing activities decreased $995,000 to $42,000 in the three months ended March 25, 2005 as compared to $1,037,000 for the corresponding period of 2004. The decrease was mainly due to the decrease in the repayments of short-term borrowings and amounts due to joint venture partners.

CONTRACTUAL OBLIGATIONS

As of March 25, 2005, there are no material changes in New Dragon's contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the Company's financial statements.

In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 02-14 will have no material impact on the Company's financial statements.

RISKS RELATED TO OUR BUSINESS

In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

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

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND PRODUCT RECALLS, WHICH COULD NEGATIVELY IMPACT ITS PROFITABILITY.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of food products. We may be subject to liability if the consumption of any of its products causes injury, illness or death. In addition, we will voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that company products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

The insurance industry in China is still in an its early stage of development. Insurance companies in China offer limited business insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

WE HAVE A LIMITED CONCENTRATION OF CREDIT RISK.

Concentration of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base, and their dispersion across the PRC. In addition, we perform ongoing credit evaluations of each customer's financial condition and maintain reserves for potential credit losses. Such losses in the aggregate have not exceeded management's expectations.

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

If we are unable to implement our acquisition strategy, we may be less successful in the future. A key component of our growth strategy is accomplished by acquiring additional flour and noodle factories. While there are many such companies, we may not always be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that we would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management's attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in financial market conditions in the normal course of business due to our use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of exchange rate is considered minimal to our operation.

Substantially all of our revenues and expenses are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of the our net assets and income derived from its operations in the PRC.

INTEREST RATE RISK

The Company does not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 25, 2005, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 25, 2005, the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGE IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect the Company's internal controls over financial reporting during the three months ended March 25, 2005.

OTHER INFORMATION

In August 2004, the Company appointed a consulting firm to assist the management team to strengthen and to document the internal controls and processes with the objective of full compliance with the Sarbanes - Oxley Act.

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

          (b) Reports on Form 8-K:

          Form 8-K, filed on April 4, 2005, covering a press release announcing the change of the Company's Chief Executive Officer.

          Form 8-K, filed on April 29, 2005, covering the resignation and nomination of the members of the Compensation Committee of the Company.

          Form 8-K, filed on May 2, 2005, covering a press release announcing our financial results for the quarter ended March 25, 2005.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2005

                                            NEW DRAGON ASIA CORP.


                                            By: /s/ Peter MAK
                                                ------------------------------
                                                Name:  Peter MAK
                                                Title: Chief Financial Officer