Form 10-K/A
period 2004-12-25
NEW DRAGON ASIA CORP
filed 2005-06-14
CIK 1089590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the Fiscal year ended December 25, 2004

                                       OR

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period From _________ to _________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 25, 2004 the aggregate market value of the common equity held by non-affiliates was approximately $ 7.9 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 23, 2005, there were 45,061,242 common shares outstanding.

Portions of the registrant's definitive proxy statement (the "Proxy Statement") related to the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

This amended Annual Report on Form 10-K/A contains the amended Independent Auditors' Report of both Grobstein, Horwath & Company LLP, dated February 4, 2005 along with amendments to note 12 to the financial statements. Each of the foregoing items have been amended to correct certain errors contained in the Form 10-KSB filed on March 24, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEW DRAGON ASIA CORP.


Dated: June 13, 2005                              By /s/ Li Xia WANG
                                                  ------------------------------
                                                  Name: Li Xia WANG
                                                  Title: Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 13, 2005                              By /s/ Heng Jing Lu
                                                  ------------------------------
                                                  Name: Heng Jing Lu
                                                  Title: Chairman


Dated: June 13, 2005                              By /s/ Peter Mak
                                                  ------------------------------
                                                  Name: Peter Mak
                                                  Title: Chief Financial Officer


Dated: June 13, 2005                              By /s/ Ling Wang
                                                  ------------------------------
                                                  Name: Ling Wang
                                                  Title: Director


Dated: June 13, 2005                              By /s/ De Lin Yang
                                                  ------------------------------
                                                  Name: De Lin Yang
                                                  Title: Director

Dated: June 13, 2005                              By /s/ Zhi Yong Jiang
                                                  ------------------------------
                                                  Name: Zhi Yong Jiang
                                                  Title: Director


Dated: June 13, 2005                              By /s/ Qi Xue
                                                  ------------------------------
                                                  Name: Qi Xue
                                                  Title: Director


Dated: June 13, 2005                              By /s/ Feng Ju Chen
                                                  ------------------------------
                                                  Name: Feng Ju Chen
                                                  Title: Director

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

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
February 4, 2005

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             December 25, December 25,
                                                                2004         2003
                                                             -----------  ------------
                                ASSETS

Current Assets:
    Cash and cash equivalents                                  $   219     $ 1,783
    Accounts receivable, net                                     6,414       6,936
    Deposits and prepayments, net                                2,520       1,282
    Inventories, net                                             3,990       2,763
    Due from related companies                                   1,183         124
                                                               -------     -------
      Total current assets                                      14,326      12,888

Property, machinery and equipment, net                          16,098      17,471
Land use rights, net                                             3,822       3,998
                                                               -------     -------
      Total assets                                             $34,246     $34,357
                                                               =======     =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                      $    --     $ 2,845
    Accounts payable                                             2,696       4,565
    Other payables and accruals                                  1,898       1,234
    Taxes payable                                                1,491         921
    Due to related companies                                       831       1,202
                                                               -------     -------
      Total current liabilities                                  6,916      10,767

Due to New Dragon Asia Food Limited                                303         196
Due to joint venture partners                                      110       1,204
                                                               -------     -------
      Total liabilities                                          7,329      12,167
                                                               -------     -------

Minority interests                                                  82          --
                                                               -------     -------
Stockholders' equity:
    Common stock, par value $0.0001; 107,000,000 shares
      authorized; 45,061,242 shares issued and outstanding
      at December 25, 2004 and 2003                                  4           4
    Additional paid-in capital                                   9,909       9,909
    Retained earnings                                           16,922      12,277
                                                               -------     -------
      Total stockholders' equity                                26,835      22,190
                                                               -------     -------
      Total liabilities and stockholders' equity               $34,246     $34,357
                                                               =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          For the years Ended December 25,
                                                         ----------------------------------
                                                           2004         2003         2002
                                                         --------     --------     --------
Net sales                                                $ 39,221     $ 30,773     $ 33,704
Cost of goods sold                                        (31,887)     (24,852)     (27,596)
                                                         --------     --------     --------
Gross profit                                                7,334        5,921        6,108
Selling and distribution expenses                          (1,178)      (1,330)      (1,161)
General and administrative expenses                        (1,611)      (2,398)        (601)
                                                         --------     --------     --------
Income from operations                                      4,545        2,193        4,346
Other income (expenses):
  Interest expense                                            (72)        (249)        (265)
  Interest income                                               3            4          194
  Other income, net                                         1,424        1,226          487
                                                         --------     --------     --------
Income before provision for income taxes and minority       5,900        3,174        4,762
interests
Provision for income taxes                                 (1,296)        (447)        (609)
                                                         --------     --------     --------
Income before minority interests                            4,604        2,727        4,153
Minority interests                                             41           --           --
                                                         --------     --------     --------
Net income                                               $  4,645     $  2,727     $  4,153
                                                         ========     ========     ========
Basic and diluted earnings per common share              $   0.10     $   0.06     $   0.10
                                                         ========     ========     ========
Weighted average common shares outstanding                 45,061       42,108       40,911
                                                         ========     ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)


                                          Common Stock       Additional                Total
                                      -------------------     Paid-in    Retained   Stockholders'
                                      Shares      Amount      Capital    Earnings      Equity
                                      -------     -------     -------    --------   ------------
Balance at December 25, 2001           40,911     $     4     $ 8,132     $ 5,397     $13,533

Net income for the year ended
  December 25, 2002                        --          --          --       4,153       4,153
                                      -------     -------     -------     -------     -------

Balance at December 25, 2002           40,911           4       8,132       9,550      17,686

Issuance of common stock in
 connection with:
   Private placement in September       3,300          --       1,405          --       1,405
   Private placement in October           850          --         372          --         372

Net income for the year ended
  December 25, 2003                        --          --          --       2,727       2,727
                                      -------     -------     -------     -------     -------

Balance at December 25, 2003           45,061           4       9,909      12,277      22,190

Net income for the year ended
  December 25, 2004                        --          --          --       4,645       4,645
                                      -------     -------     -------     -------     -------

Balance at December 25, 2004           45,061     $     4     $ 9,909     $16,922     $26,835
                                      =======     =======     =======     =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEW DRAGON ASIA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 For the years ended December 25,
                                                                ---------------------------------
                                                                  2004         2003         2002
                                                                -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 4,645      $ 2,727      $ 4,153

Adjustments to reconcile net income to net cash provided
by operating activities:
    Provision for doubtful accounts                                (218)         578          134
    Depreciation and amortization                                 1,187        1,425        1,251
    Gain on disposal of PRC subsidiary                             (162)          --           --
    Loss (gain) on disposal of machinery and equipment              199         (346)           5
    Minority interests                                              (41)          --           --
    Changes in operating assets and liabilities:
        Accounts receivable                                         735         (186)      (2,352)
        Deposits and prepayments                                 (1,242)        (216)         343
        Inventories                                              (1,313)       2,439          125
        Accounts payable                                         (1,583)        (163)       1,288
        Other payables and accruals                                 920          (48)         544
        Taxes payable                                               573           32          420
                                                                -------      -------      -------
    Net cash provided by operating activities                     3,700        6,242        5,911
                                                                -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in amounts due from related companies          (706)       2,357         (795)
Decrease (increase) in investment                                    --           --           72
Decrease (increase) in amounts due to related companies            (371)         400       (2,982)
Purchases of property, machinery and equipment                   (2,207)         (92)        (978)
Proceeds from disposal of property, machinery and equipment         126          994           --
                                                                -------      -------      -------
    Net cash (used in) provided by investing activities          (3,158)       3,677       (4,683)
                                                                -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                               --        1,777           --
Decrease (increase) in restricted cash                               --          181         (181)
Proceeds from short-term borrowings                                  --        4,325        6,988
Payments on short-term borrowings                                (2,676)      (5,094)      (6,928)
Increase (decrease) in due to parent company                      1,127       (5,586)      (1,262)
Decrease in due to joint venture partners                          (681)      (4,367)        (510)
Capital contribution from minority interests                        124           --           --
                                                                -------      -------      -------
    Net cash used in provided by financing activities            (2,106)      (8,764)      (1,893)
                                                                -------      -------      -------
Net change in cash and cash equivalents                          (1,564)       1,155         (665)
Cash and cash equivalents at the beginning of the year            1,783          628        1,293
                                                                -------      -------      -------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                $   219      $ 1,783      $   628
                                                                =======      =======      =======
Supplemental disclosures of cash flows information:
Cash paid during the year for:
    Interest                                                    $    72      $   249      $   292
                                                                =======      =======      =======
    Income taxes                                                $    10      $   380      $   426
                                                                =======      =======      =======

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

Details of the subsidiaries are as follows:

                                     Domicile and Date         Paid-up        Percentage of
              Name                    of Incorporation         Capital          Ownership      Principal Activities
----------------------------------  --------------------------------------- ------------------ ----------------------
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

LAND USE RIGHTS

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives ranging from 27 to 50 years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No event has occurred that would trigger an impairment assessment of the Company's intangible assets with finite lives.

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

 NOTE 4.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                          December 25,          December 25,
                                                              2004                  2003
                                                      -------------------    -----------------
           Accounts receivable                                  $  7,189             $  7,929
           Less: Allowance for doubtful accounts                    (775)                (993)
                                                      -------------------    -----------------
                                                                $  6,414             $  6,936
                                                      ===================    =================

NOTE 5.   DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

                                                             December 25,          December 25,
                                                                 2004                  2003
                                                          ------------------    -----------------
           Deposits for raw materials                              $  2,291             $  1,508
           Advances to staff                                             33                   63
           Others                                                       303                   11
           Less: Allowance for deposits                                (107)                (300)
                                                          ------------------    -----------------
                                                                  2,520                 $  1,282
                                                          ==================    =================

Advances to staff are unsecured, non-interest bearing and repayable on demand.


NOTE 6.   INVENTORIES

Inventories consisted of the following:

                                                             December 25,          December 25,
                                                                 2004                  2003
                                                          ------------------    -----------------
           Raw materials (including packing materials)             $  2,812             $  2,222
           Finished goods                                             1,725                1,123
                                                          ------------------    -----------------
                                                                      4,537                3,345
           Less: Provision for inventory obsolescence                  (547)                (582)
                                                          ------------------    -----------------
                                                                   $  3,990             $  2,763
                                                          ==================    =================

NOTE 7.  PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

                                                             December 25,          December 25,
                                                                 2004                  2003
                                                          ------------------    -----------------
           Buildings                                                 $  9,415             $  9,551
           Machinery and equipment                                     11,940               12,818
                                                           -------------------    -----------------
                                                                       21,355               22,369
           Less: Accumulated depreciation and amortization             (5,257)              (4,898)
                                                           -------------------    -----------------
                                                                    $  16,098             $ 17,471
                                                           ===================    =================

Depreciation and amortization expense was approximately $1,187, $1,314 and $1,141 for the years ended December 25, 2004, 2003 and 2002, respectively.

NOTE 8.   LAND USE RIGHTS

Land use rights consisted of the following:

                                                             December 25,          December 25,
                                                                 2004                  2003
                                                          ------------------    -----------------
           Land use rights                                          $  4,432             $    4,575
           Less: Accumulated amortization                               (610)                  (577)
                                                           ------------------    -------------------
                                                                    $  3,822               $  3,998
                                                           ==================    ===================

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


NOTE 9.   SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

                                                             December 25,          December 25,
                                                                 2004                  2003
                                                          ------------------    -----------------
           Bank loans                                                  $   --             $  2,518
           Bills payable                                                   --                  327
                                                          -------------------    -----------------
                                                                       $   --             $  2,845
                                                          ===================    =================

Bank loans were secured by corporate guarantees provided by a PRC joint venture partner and a third party and bore interest at prevailing lending rates in the PRC ranging from 6.01% to 6.435% per annum and were fully repaid during the year ended December 25, 2004.

Bills payable are a form of bank borrowing with payment due within 180 days.


NOTE 10.   OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

                                                             December 25,          December 25,
                                                                 2004                  2003
                                                          ------------------    -----------------

           Deposits from customers                                   $   554               $  612
           Accruals for staff salaries, bonus and benefit                515                  510
           Utilities and accrued expenses                                829                  112
                                                          -------------------    -----------------
                                                                    $  1,898             $  1,234
                                                          ===================    =================

NOTE 11.  TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2004, 2003 and 2002, substantially all of the Company's income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Two of the PRC subsidiaries of the Company will be eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

As of December 25, 2004, 2003 and 2002, there are not any material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company's effective income tax rate is as follows:

                                                     2004             2003            2002
                                                 -------------    -------------   -------------
           Statutory income tax                           33%              33%             33%
           Reduction for preferential tax rate            (9)               --              --
           Impact of effective tax holiday                 --             (21)            (21)
           Various differences                            (2)                2               1
                                                 -------------    -------------   -------------
           Effective rate                                 22%              14%             13%
                                                 =============    =============   =============

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

Currently the Company is authorized to issue 107,000,000 shares of common stock and 5,000,000 shares of preferred stock all at $.0001 par value. As of December 25, 2004 the Company had approximately 45,061,242 shares of common stock issued and outstanding. No preferred stock has been issued.

NOTE 13.   COMMITMENTS

LEASE COMMITMENTS

The Company leases manufacturing and warehouse facilities under operating leases which expire at various dates through March 2031. At December 25, 2004, the Company's future minimum lease payments under operating leases were as follows:


           YEARS ENDING DECEMBER 25,
           ----------------------------

               2005                             $   123
               2006                                 123
               2007                                 123
               2008                                 123
               2009                                 123
               Thereafter                            47
                                           -------------
                     Total                      $   662
                                           =============

Total lease expenses were $187, $46 and $74 for the years ended December 25, 2004, 2003 and 2002, respectively.

ANNUAL FEES

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $114 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2004, total commitments under these arrangements were as follows:

           Payable during the period:
             Within one year                                     $    108
             Over one year but not exceeding two years                108
             Over two year but not exceeding three years              108
             Over three year but not exceeding four years             108
             Over four year but not exceeding five years              108
             Over five years                                        4,234
                                                               -----------
               Total                                             $  4,774
                                                               ===========

NOTE 14.   RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below:

                                                                  2004       2003       2002
                                                                -------    -------    -------
Sale of finished goods to:
  A joint venture partner, Shandong Longfeng Group Company      $     2    $    --    $   419
  Related parties                                                    33        113      1,334
                                                                -------    -------    -------
                                                                $    35    $   113    $ 1,753
                                                                =======    =======    =======

Sale of machinery to Shandong Longfeng Group Company            $    --    $   993         --
                                                                =======    =======    =======

Purchasing of raw materials from:
  A joint venture partner, Shandong Longfeng Group Company      $    --    $    --    $     8
  Related parties                                                   914      1,344      1,649
                                                                -------    -------    -------
                                                                $   914    $ 1,344    $ 1,657
                                                                =======    =======    =======

Pre-determined annual fee charged by joint venture partners:
  Shandong Longfeng Group Company                               $    72    $    78    $    78
  Shandong Longfeng Flour Company Limited                            36         36         36
                                                                -------    -------    -------
                                                                $   108    $   114    $   114
                                                                =======    =======    =======

Interest income from short-term advances to parent company      $    --    $    --    $   188
                                                                =======    =======    =======

Interest expenses paid to a joint venture partner:
  Shandong Longfeng Group Company                               $     3    $    17    $    18
                                                                =======    =======    =======

Rental expenses paid to related companies                       $   120         --         --
                                                                =======    =======    =======

Rental income from a joint venture partner:
  Shandong Longfeng Group Company                               $    64    $    64    $    64
                                                                =======    =======    =======
  Shandong Longfeng Group Company                               $    --    $    64    $    64
                                                                =======    =======    =======

A summary of related party balances is as follows:

                                                December 25,  December 25,
                                                    2004          2003
                                                 ---------     ---------

Due to parent company                            $     303     $     196
                                                 ---------     ---------

Due to joint venture partners, consisting of:
  Shandong Longfeng Group Company                    1,027         1,034
  Shandong Longfeng Flour Company Limited             (917)          170
                                                 ---------     ---------
                                                 $     110     $   1,204
                                                 =========     =========

Due from related companies                       $   1,183     $     124
                                                 =========     =========

Due to related companies                         $     831     $   1,202
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

    Net Sales
                                          2004          2003          2002
                                       ----------    ----------    ----------

           Instant noodles             $   12,909    $   11,702    $   10,847
           Flour                           26,312        19,070        22,857
                                       ----------    ----------    ----------
                                       $   39,221    $   30,773    $   33,704
                                       ==========    ==========    ==========

Income from Operations

                                          2004          2003          2002
                                       ----------    ----------    ----------

           Instant noodles             $      607    $      296    $    1,621
           Flour                            3,938         1,897         2,725
                                       ----------    ----------    ----------
                                       $    4,545    $    2,193    $    4,346
                                       ==========    ==========    ==========
Interest Income
                                          2004          2003          2002
                                       ----------    ----------    ----------

           Instant noodles             $        2    $        2    $      192
           Flour                                1             2             2
                                       ----------    ----------    ----------
                                       $        3    $        4    $      194
                                       ==========    ==========    ==========

Interest Expenses
                                          2004          2003          2002
                                       ----------    ----------    ----------

           Instant noodles             $        6    $       22    $       18
           Flour                               66           227           247
                                       ----------    ----------    ----------
                                       $       72    $      249    $      265
                                       ==========    ==========    ==========

Depreciation and Amortization
                                          2004          2003          2002
                                       ----------    ----------    ----------

           Instant noodles             $      587    $      867    $      703
           Flour                              660           557           548
                                       ----------    ----------    ----------
                                       $    1,187    $    1,424    $    1,251
                                       ==========    ==========    ==========

Identifiable Long-term Assets
                                          2004          2003
                                       ----------    ----------

           Instant noodles             $   12,031    $   14,001
           Flour                            7,889         7,468
                                       ----------    ----------
                                       $   19,920    $   21,469
                                       ==========    ==========

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