Form 10-K/A
period 2004-12-25
NEW DRAGON ASIA CORP
filed 2005-06-28
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Fiscal year ended December 25, 2004

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from______to_______

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as specified in its charter)

Florida	88-0404114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 2808, International Chamber of Commerce Tower
Fuhua Three Road, Shenzhen, China
(Address of Principal Executive Offices) (Zip Code)

(86 755) 8831-2115
(Registrant's telephone number, including area code)

Securities registered pursuant Section 12(b) of the Exchange Act:
None.

Securities registered pursuant Section 12(g) of the Exchange Act:
Class A Common Stock, $ 0.0001 par value

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒   No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 23, 2005, there were 45,061,242 shares of Class A Common Stock outstanding.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A for the fiscal year ended December 25, 2004 to (i) amend the financial statements and the notes to the financial statements to correctly reflect the Company’s authorized capital stock (i.e., 107,000,000 shares, of which 100,000,000 shares are Class A Common Stock, 2,000,000 shares are Class B Common Stock and 5,000,000 shares are “blank check” Preferred Stock); (ii) to correct information with respect to Section 16(a) Beneficial Ownership Reporting Compliance in Item 10. Directors, Executive Officers of the Registrant; and (iii) to include the Exhibit Index required by Item 15. Except as specifically referenced herein, this Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 24, 2005, the filing date of the original report.

PART I

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

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at http://www.newdragonasia.com.

ITEM 1. BUSINESS

1.1 Overview

New Dragon Asia Corp. (“NWD” or the “Company”) is one of the largest flour and instant noodle producers in Northern China. Our core business is twofold: (1) the milling, sale and distribution of flour and related products, and (2) the production of instant noodles, which we market and sell through distributors, supermarkets and food stores. Our principal brand is “Long Feng”. Long Feng brand has been awarded the designation of a “Famous Brand” in China.

Our business was established in 1952 under the name "Long Feng Foods", as a grain and oil processing enterprise in the Shandong Province of China and developed as one of China’s leading flour mills. In 1992, Long Feng established a manufacturing operation for instant noodles in Shandong as the Chinese market for "convenience foods" was entering a prolonged growth phase. Through rapid increases in capacity and maintenance of consistent high quality, Long Feng has established itself as one of China's leading manufacturers of flour and instant noodles with seven manufacturing plants and nationwide distribution.

In 1998, Long Feng Foods and the Hong Kong based New World Group, together with Hong Kong Maxim Group, one of the largest Hong Kong food groups, formed a sino-foreign joint venture under the name "New Dragon Asia Food Limited" to acquire a controlling interest in seven of Long Feng's largest manufacturing subsidiaries. The objective of this venture was to combine Long Feng's manufacturing capabilities and distribution network, New World Group's financial strength and Maxim’s food industry management expertise so as to capitalize on the rapid growth potential available for the Chinese fast food industry, both within China and internationally.

On December 13, 2001, NWD closed a reverse merger with Bio-Aqua Systems, Inc., a Florida corporation, which is listed on the American Stock Exchange. As a result of the transaction, NWD acquired from New Dragon Asia Food Limited all of its equity interests in four companies organized under the laws of the British Virgin Islands (each a "Subsidiary" and, collectively the "Subsidiaries"), each of which in turn holds an interest in a separate sino-foreign joint venture in the People’s Republic of China (“PRC” or “China”), in exchange for 37,963,263 shares of common stock of the Company.

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

The instant noodle segment is also highly competitive. We compete against well-established foreign companies, and many smaller companies. Our largest competitors are “Master Kang” and “President”, both based in Taiwan. Both are focused predominately in the more developed and competitive urban markets.

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

We are subject to the People’s Republic of China’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operations are in compliance with applicable environmental laws, including those laws relating to air, water, and noise pollution.

The Chinese Legal System

The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations.

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

Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise’s financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Accounting Auditing Standards.

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

FACILITY	ADDRESS	OWNED/ RENTED	SIZE (sq meters)

Yantai Flour Mill & Yantai Noodle Factory	No. 10 Huangcheng Road (N), Longkou, Shandong	Owned	25,345

Sanhe Noodle Factory	1 Yanjiao Jing Ha Road (N), Beijing	Owned	26,274

Penglai Flour Mill	Xiao Men Town, Penglai, Shandong	Owned	33,330

Longyuan Plant	Huangcheng Beihuan Road, Longkou, Shandong	Rented ($ 0.12 million per annual)	35,000

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

	Price Range of Common Stock
	High	Low
Fiscal 2003:
First Quarter	$0.43	$0.15
Second Quarter	$0.97	$0.24
Third Quarter	$1.65	$0.50
Fourth Quarter	$0.95	$0.55

Fiscal 2004:
First Quarter	$1.18	$0.74
Second Quarter	$1.10	$0.50
Third Quarter	$0.82	$0.55
Fourth Quarter	$0.93	$0.61

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

	Years ended December 25,
	2004	2003	2002	2001
	(in thousand, except per share data)
Consolidated Statements of Income Data:
Net Sales	$39,221	$30,773	$33,704	$30,135
Operating expenses:
Selling and distribution	1,178	1,330	1,161	613
General and administrative	1,611	2,398	601	1,341
Operating income	4,545	2,193	4,346	4,089
Income before tax and minority interests	5,900	3,174	4,762	4,619
Net income	4,645	2,727	4,153	866
Earnings per share:
Basic and diluted	0.10	0.06	0.10	0.02
Weighted average common shares outstanding:
Basic and diluted	45,061	42,108	40,911	40,911

Consolidated balance sheet data:
Cash and cash equivalents	219	1,783	628	1,293
Total assets	34,246	34,357	40,354	38,643
Total stockholders’ equity	26,835	22,190	17,686	13,533

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

The following discussion and analysis should be read in conjunction with “Item 6. Selected Consolidated Financial Data" and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

Operation Plan

Our current strategies are:

•	to expand our customer base and production lines and
•	to acquire additional plants with regional brand recognition to increase our market share in China.

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

The Dalian Plant was established ten years ago and its facilities needed to be overhauled completely in order to meet PRC environmental requirements. In consideration of the costs that would be incurred and the past performance of the operation, management decided to temporarily cease its operations in December 2003 in view of the fact that the local market can be satisfied by the Yantai Plant. In May 2004, a sale agreement was signed with an independent buyer where the buyer acquired the assets and certain liabilities of the Dalian Plant. The loans made by the owners were not assumed in the transaction and remain as liabilities of the Company. Accordingly, the Company has recorded a gain on disposal of approximately US$162,000 of the loans in the second quarter of 2004. On December 25, 2004, the Company sold its equity interest in the Dalian company together with its holding company, Noble Point Limited, to its parent company and assumed the outstanding loan due to the parent company, at a consideration of US$20,000 which approximates the net asset value in aggregate after the assignment of the loan. Management believes that the disposal of the Dalian operation will improve the Company's profitability in the future and will not result in further liabilities to the Company.

The Penglai Plant

On May 25, 2004, the Company completed an asset purchase agreement with a third party to purchase property, machinery and equipment, and land use rights of a flour mill in Penglai, Shandong Province, (the “Penglai Plant”) at a consideration of approximately $1.3 million. The acquisition of the Penglai Plant will expand the Company's production capacity by approximately 30% and contribute additional sales in coming years. It currently serves the North, Northeast and Central regions of China.

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

For the year ended December 25, 2004, as a percentage of revenue, cost of goods sold increased slightly to 81.3% as compared to 80.8% for that of the prior year, which represents a stable gross margin of 19%. Such reduction in gross margin is primarily attributable to the costs incurred for strengthening quality assurance procedures.

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

7.3 Contractual Obligations and Commercial Commitments

As of December 25, 2004, the Company had operating leases for manufacturing and warehouse facilities expiring at various dates through March 2031. As of December 25, 2004, the Company had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

	Payment due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	123,000	123,000	123,000	47,000	662,000

7.4 Financial Condition, Liquidity, Capital Resources

The Company’s primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short-term borrowings and advances from related companies.

The Company’s working capital increased $5.3 million to $7.4 million at December 25, 2004 as compared to $2.1 million at December 25, 2003. The increase was primarily due to the growth and profitability of the business and improved collections of receivables during the year ended December 25, 2004.

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

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of Fin 46R. The adoption of FIN 46R did not have any effect on our consolidated financial statements.

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

7.7 Risks Factors Related to Our Business

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

RISKS ASSOCIATED WITH OUR BUSINESS.

Our business may result in adverse effects from competition in the noodle and flour product markets.

The noodle and flour product markets are highly competitive. Competition in these markets takes many forms, including the following:

•	establishing favorable brand recognition;
•	developing products sought by consumers;
•	implementing appropriate pricing;
•	providing strong marketing support; and
•	obtaining access to retain outlets and sufficient shelf space

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

Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors’ technologies or products may render us noncompetitive and our products obsolete.

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

Concentration of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base, and their dispersion across the PRC. In addition, we perform ongoing credit evaluations of each customer’s financial condition and maintains reserves for potential credit losses. Such losses in the aggregate have not exceeded management’s expectations.

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

RISKS ASSOCIATED WITH DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA.

We are subject to the risks associated with doing business in the People’s Republic of China.

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

On November 11, 2001, China signed an agreement to become a member of the World Trade Organization (“WTO”), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions and provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 25, 2004 and 2003
3.	Consolidated Statements of Income for each of the three years ended December 25, 2004
4.	Consolidated Statements of Stockholders’ Equity for each of the three years ended December 25, 2004
5.	Consolidated Statements of Cash Flows for each of the three years ended December 25, 2004
6.	Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROL PROCEDURES

(a)
Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 25, 2004, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year ended December 25, 2004, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, except for Mr. Peter Mak, who did not file his Form 4 reporting options granted to him on November 22, 2004 on a timely basis.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the Proxy Statement under the caption “certain relationships and related transactions” and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under by Item 14 is set forth in the Proxy Statement under the caption “Principal accountant fees and services” and is incorporated herein by this reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).
3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).
3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).
4.1	Subscription Agreement, dated September 4, 2003 (incorporated herewith by reference to Exhibit 4.1 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.2	Subscription Agreement, dated October 3, 2003 (incorporated herewith by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.3	Common Stock Purchase Warrants for the September 4, 2003 Private Placement (incorporated herewith by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.4	Common Stock Purchase Warrants the October 3, 2003 Private Placement (incorporated herewith by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed on October 3, 2003).
10.1

Sino-Foreign Joint Venture Contract for the New Dragon Asia Flour (Yantai) Company Limited, dated June 1, 1999 (incorporated herewith by reference to Exhibit 10.1 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.2

Subcontracting Agreement, for the New Dragon Asia Flour (Yantai) Company Limited, dated June 26, 1999 (incorporated herewith by reference to Exhibit 10.2 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.3

Sino-Foreign Joint Venture Contract for the New Dragon Asia Food (Yanti) Company Limited, dated November 28, 1998 (incorporated herewith by reference to Exhibit 10.3 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.4

Subcontracting Agreement, for the New Dragon Asia Food (Yantai) Company Limited, dated December 26, 1998 (incorporated herewith by reference to Exhibit 10.4 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.5

Sino-Foreign Joint Venture Contract for the New Dragon Asia Food (Dalian) Company Limited, dated November 28, 1998 (incorporated herewith by reference to Exhibit 10.5 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.6

Subcontracting Agreement, for the New Dragon Asia Food (Dalian) Company Limited, dated December 26, 1998 (incorporated herewith by reference to Exhibit 10.6 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.7

Sino-Foreign Joint Venture Contract for the Sanhe New Dragon Asia Food Company Limited, dated November 28, 1998 (incorporated herewith by reference to Exhibit 10.7 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.8

Subcontracting Agreement, for the Sanhe New Dragon Asia Food Company Limited, dated December 26, 1998 (incorporated herewith by reference to Exhibit 10.8 to our Registration Statement on Form S-3 filed on October 3, 2003).

23.1	Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm, filed herewith
31.1

Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/ Li Xia WANG
Name: Li Xia WANG
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/ Heng Jing Lu
Name: Heng Jing Lu
Title: Chairman

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/Peter Mak
Name: Peter Mak
Title: Chief Financial Officer

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/Ling Wang
Name: Ling Wang
Title: Director

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/ De Lin Yang
Name: De Lin Yang
Title: Director

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/Zhi Yong Jiang
Name: Zhi Yong Jiang
Title: Director

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/ Qi Xue
Name: Qi Xue
Title: Director

NEW DRAGON ASIA CORP.

Dated: June 24, 2005	By:	/s/ Feng Ju Chen
Name: Feng Ju Chen
Title: Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders and Board of Directors of New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2004 and 2003 and the related consolidated statements of income, stockholders` equity and cash flows for each of the three years ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 4, 2005

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2004	December 25, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$219	$1,783
Accounts receivable, net	6,414	6,936
Deposits and prepayments, net	2,520	1,282
Inventories, net	3,990	2,763
Due from related companies	1,183	124
Total current assets	14,326	12,888

Property, machinery and equipment, net	16,098	17,471
Land use rights, net	3,822	3,998
Total assets	$34,246	$34,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	$—	$2,845
Accounts payable	2,696	4,565
Other payables and accruals	1,898	1,234
Taxes payable	1,491	921
Due to related companies	831	1,202
Total current liabilities	6,916	10,767

Due to New Dragon Asia Food Limited	303	196
Due to joint venture partners	110	1,204
Total liabilities	7,329	12,167

Minority interests	82	—
Stockholders' equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 102,000,000 shares authorized; 45,061,242 shares of Class A Common Stock issued and outstanding at December 25, 2004 and 2003; no shares of Class B Common Stock issued and outstanding	4	4
Additional paid-in capital	9,909	9,909
Retained earnings	16,922	12,277
Total stockholders’ equity	26,835	22,190
Total liabilities and stockholders' equity	$34,246	$34,357

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 25,
	2004	2003	2002

Net sales	$39,221	$30,773	$33,704
Cost of goods sold	(31,887)	(24,852)	(27,596)
Gross profit	7,334	5,921	6,108
Selling and distribution expenses	(1,178)	(1,330)	(1,161)
General and administrative expenses	(1,611)	(2,398)	(601)
Income from operations	4,545	2,193	4,346
Other income (expenses):
Interest expense	(72)	(249)	(265)
Interest income	3	4	194
Other income, net	1,424	1,226	487
Income before provision for income taxes and minority interests	5,900	3,174	4,762
Provision for income taxes	(1,296)	(447)	(609)
Income before minority interests	4,604	2,727	4,153
Minority interests	41	—	—
Net income	$4,645	$2,727	$4,153
Basic and diluted earnings per common share	$0.10	$0.06	$0.10
Weighted average common shares outstanding	45,061	42,108	40,911

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 25, 2001	40,911	$4	$8,132	$5,397	$13,533
Net income for the year ended December 25, 2002	—	—	—	4,153	4,153
Balance at December 25, 2002	40,911	4	8,132	9,550	17,686
Issuance of Class A Common Stock in connection with:
Private placement in September	3,300	—	1,405	—	1,405
Private placement in October	850	—	372	—	372
Net income for the year ended December 25, 2003	—	—	—	2,727	2,727
Balance at December 25, 2003	45,061	4	9,909	12,277	22,190
Net income for the year ended December 25, 2004	—	—	—	4,645	4,645
Balance at December 25, 2004	45,061	$4	$9,909	$16,922	$26,835

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	For the years ended December 25,
	2004	2003	2002
Cash flows from operating activities:
Net income	$4,645	$2,727	$4,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(218)	578	134
Depreciation and amortization	1,187	1,425	1,251
Gain on disposal of PRC subsidiary	(162)	—	—
Loss (gain) on disposal of machinery and equipment	199	(346)	5
Minority interests	(41)	—	—
Changes in operating assets and liabilities:
Accounts receivable	735	(186)	(2,352)
Deposits and prepayments	(1,242)	(216)	343
Inventories	(1,313)	2,439	125
Accounts payable	(1,583)	(163)	1,288
Other payables and accruals	920	(48)	544
Taxes payable	573	32	420
Net cash provided by operating activities	3,700	6,242	5,911
Cash flows from investing activities:
Decrease (increase) in amounts due from related companies	(706)	2,357	(795)
Decrease (increase) in investment	—	—	72
Decrease (increase) in amounts due to related companies	(371)	400	(2,982)
Purchases of property, machinery and equipment	(2,207)	(92)	(978)
Proceeds from disposal of property, machinery and equipment	126	994	—
Net cash (used in) provided by investing activities	(3,158)	3,677	(4,683)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	—	1,777	—
Decrease (increase) in restricted cash	—	181	(181)
Proceeds from short-term borrowings	—	4,325	6,988
Payments on short-term borrowings	(2,676)	(5,094)	(6,928)
Increase (decrease) in due to parent company	1,127	(5,586)	(1,262)
Decrease in due to joint venture partners	(681)	(4,367)	(510)
Capital contribution from minority interests	124	—	—
Net cash used in provided by financing activities	(2,106)	(8,764)	(1,893)
Net change in cash and cash equivalents	(1,564)	1,155	(665)
Cash and cash equivalents at the beginning of the year	1,783	628	1,293
Cash and cash equivalents at the end of the year	$219	$1,783	$628
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$72	$249	$292
Income taxes	$10	$380	$426

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

Details of the subsidiaries are as follows:

Name	Domicile and Date of Incorporation	Paid-up Capital	Percentage of Ownership	Principal Activities

Mix Creation Limited (“MC”)	The British Virgin Islands November 7, 1997	US$1,500,000	100% (a)	Investment holding

Rich Delta Limited (“RD”)	The British Virgin Islands October 28,1998	US$1,000,000	100% (a)	Investment holding

Keen General Limited (“KG”)	The British Virgin Islands July 20,1998	US$1,500,000	100% (a)	Investment holding

New Dragon Asia Flour (Yantai) Company limited (“NDAFLY”)	The PRC August 13, 1999	RMB28,500,000	90% (b)	Manufacture, marketing and distribution of flour

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24,1998	RMB17,462,000	90% (c)	Manufacture, marketing and distribution of instant noodles

New Dragon Asia Food (Sanhe) Company Limited (“NDAFS”)	The PRC December 25, 1998	RMB51,191,432	79.64% (c)	Manufacture, marketing and distribution of instant noodles

Penglai New Dragon Jin Qiao Food Company Limited (“PNDJQ”)	The PRC December 5,2003	US$850,000	100% (d)	Manufacture, marketing and distribution of flour

Longkou City Longyuan Packing Materials Company Limited (“LCLPM”)	The PRC March 2004	RMB2,280,000	55% (e)	Manufacture and sale of packing materials

(a)	MC, RD and KG are wholly owned by the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, "Revenue Recognition." Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

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

Financial Instruments

The Company accounts for financial instruments under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 133: "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments.

Accounts Receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. Based on current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on certain customers.

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

Land Use Rights

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives ranging from 27 to 50 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No event has occurred that would trigger an impairment assessment of the Company’s intangible assets with finite lives.

Advertising Expenses

Advertising expenses are expensed in the period when incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

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

Recently Issued Accounting Standards

(a)
In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46, “Consolidation of Variable Interest Entities”. FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of Fin 46R. The adoption of FIN 46R did not have any effect on our consolidated financial statements.

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

Reclassification From Prior Year Audited Financial Statements

Certain prior year comparative figures have been reclassified to conform to the current year presentation.

 NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 25, 2004	December 25, 2003

Accounts receivable	$7,189	$7,929
Less: Allowance for doubtful accounts	(775)	(993)
	$6,414	$6,936

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2004	December 25, 2003

Deposits for raw materials	$2,291	$1,508
Advances to staff	33	63
Others	303	11
Less: Allowance for deposits	(107)	(300)
	$2,520	$1,282

Advances to staff are unsecured, non-interest bearing and repayable on demand.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	December 25, 2004	December 25, 2003

Raw materials (including packing materials)	$2,812	$2,222
Finished goods	1,725	1,123
	4,537	3,345
Less: Provision for inventory obsolescence	(547)	(582)
	$3,990	$2,763

NOTE 7. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

	December 25, 2004	December 25, 2003

Buildings	$9,415	$9,551
Machinery and equipment	11,940	12,818
	21,355	22,369
Less: Accumulated depreciation and amortization	(5,257)	(4,898)
	$16,098	$17,471

Depreciation and amortization expense was approximately $1,187, $1,314 and $1,141 for the years ended December 25, 2004, 2003 and 2002, respectively.

NOTE 8. LAND USE RIGHTS

Land use rights consisted of the following:

	December 25, 2004	December 25, 2003

Land use rights	$4,432	$4,575
Less: Accumulated amortization	(610)	(577)
	$3,822	$3,998

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2004 and 2003, the land use rights consisted of three parcels of land located in Mainland China with a net book value of approximately $3,822 and $3,998, respectively, held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $103, $112 and $110 for the years ended December 25, 2004, 2003 and 2002, respectively.

NOTE 9. SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	December 25, 2004	December 25, 2003

Bank loans	$—	$2,518
Bills payable	—	327
	$—	$2,845

Bank loans were secured by corporate guarantees provided by a PRC joint venture partner and a third party and bore interest at prevailing lending rates in the PRC ranging from 6.01% to 6.435% per annum and were fully repaid during the year ended December 25, 2004.

Bills payable are a form of bank borrowing with payment due within 180 days.

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 25, 2004	December 25, 2003

Deposits from customers	$554	$612
Accruals for staff salaries, bonus and benefit	515	510
Utilities and accrued expenses	829	112
	$1,898	$1,234

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

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company's effective income tax rate is as follows:

	2004	2003	2002

Statutory income tax	33%	33%	33%
Reduction for preferential tax rate	(9)	—	—
Impact of effective tax holiday	—	(21)	(21)
Various differences	(2)	2	1
Effective rate	22%	14%	13%

NOTE 12. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company's Class A Common Stock which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2004, no warrants were exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 850,000 shares of the Company's Class A Common Stock which have a term of 5 years and an exercise price of $0.98 per share. As of December 25, 2004, no warrants were exercised.

Transaction costs related to the private placements amounted to $298,000 and have been presented as a reduction of the proceeds from the sale of shares.

Currently the Company is authorized to issue 107,000,000 shares of capital stock, of which 100,000,000 shares are Class A Common Stock, 2,000,000 shares are Class B Common Stock and 5,000,000 shares are Preferred Stock. As of May 31, 2005, there were 45,061,242 common shares issued and outstanding. No shares of Class B Common Stock or Preferred Stock are issued and outstanding.

NOTE 13. COMMITMENTS

Lease Commitments

The Company leases manufacturing and warehouse facilities under operating leases which expire at various dates through March 2031. At December 25, 2004, the Company's future minimum lease payments under operating leases were as follows:

Years ending December 25,

2005	$123
2006	123
2007	123
2008	123
2009	123
Thereafter	47
Total	$662

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

Annual Fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $114 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2004, total commitments under these arrangements were as follows:

Payable during the period:
Within one year	$108
Over one year but not exceeding two years	108
Over two year but not exceeding three years	108
Over three year but not exceeding four years	108
Over four year but not exceeding five years	108
Over five years	4,234
Total	$4,774

NOTE 14. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below:

	2004	2003	2002
Sale of finished goods to:
A joint venture partner, Shandong Longfeng Group Company	$2	$—	$419
Related parties	33	113	1,334
	$35	$113	$1,753

Sale of machinery to Shandong Longfeng Group Company	$—	$993	—

Purchasing of raw materials from:
A joint venture partner, Shandong Longfeng Group Company	$—	$—	$8
Related parties	914	1,344	1,649
	$914	$1,344	$1,657

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company	$72	$78	$78
Shandong Longfeng Flour Company Limited	36	36	36
	$108	$114	$114

Interest income from short-term advances to parent company	$—	$—	$188

Interest expenses paid to a joint venture partner:
Shandong Longfeng Group Company	$3	$17	$18

Rental expenses paid to related companies	$120	—	—

Rental income from a joint venture partner:
Shandong Longfeng Group Company	$64	$64	$64
Shandong Longfeng Group Company	$—	$64	$64

A summary of related party balances is as follows:

	December 25, 2004	December 25, 2003

Due to parent company	$303	$196

Due to joint venture partners, consisting of:
Shandong Longfeng Group Company	1,027	1,034
Shandong Longfeng Flour Company Limited	(917)	170
	$110	$1,204

Due from related companies	$1,183	$124

Due to related companies	$831	$1,202

The amounts due to parent company and joint venture partners are unsecured, non-interest bearing and repayable upon demand.

NOTE 15. DISPOSAL OF SUBSIDIARY

On December 20, 2004, the Company sold its 100% shareholding in Noble Point Limited (“NP”) which in turn owned a 90% equity interest in New Dragon Asia Food (Dalian) Company limited (“NDAFD”), to its parent company and assumed its loan due to the parent company, at a consideration of US$20,000 which approximates to the net asset value of NP and NDAFD in aggregate after the assignment of the loan. NP had no business other than the investment holding in NDAFD whilst NDAFD had ceased business in December 2003.

NOTE 16. SEGMENT INFORMATION

The Company classifies its products into two core business segments, namely instant noodles and flour. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

Net Sales
	2004	2003	2002

Instant noodles	$12,909	$11,702	$10,847
Flour	26,312	19,070	22,857
	$39,221	$30,773	$33,704

Income from Operations
	2004	2003	2002

Instant noodles	$607	$296	$1,621
Flour	3,938	1,897	2,725
	$4,545	$2,193	$4,346

Interest Income
	2004	2003	2002

Instant noodles	$2	$2	$192
Flour	1	2	2
	$3	$4	$194

Interest Expenses
	2004	2003	2002

Instant noodles	$6	$22	$18
Flour	66	227	247
	$72	$249	$265

Depreciation and Amortization
	2004	2003	2002

Instant noodles	$587	$867	$703
Flour	660	557	548
	$1,187	$1,424	$1,251

Identifiable Long-term Assets
	2004	2003

Instant noodles	$12,031	$14,001
Flour	7,889	7,468
	$19,920	$21,469

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

F-18