Form 10-Q
period 2005-06-25
NEW DRAGON ASIA CORP
filed 2005-08-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2005

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

NEW DRAGON ASIA CORP.

(Exact name of Registrant as specified in its charter)

FLORIDA	88-0404114
(State or other jurisdiction of Number)	(IRS Employer Identification incorporation or organization)

Suite 2808,International Chamber of Commerce Tower
Fuhua Three Road,Shenzhen, PRC	518048
(Address of Principal Executive Offices)	(Zip Code)

(86 755) 8831 2115

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act): Yes ☐ No ☒

The number of shares of Common Stock outstanding as of July 31, 2005 was 45,061,242.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2005

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 25,	December 25,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,053	$219
Accounts receivable, net	6,232	6,414
Deposits and prepayments, net	3,527	2,520
Inventories, net	5,478	3,990
Due from related companies	822	1,183
Total current assets	17,112	14,326

Property, machinery and equipment, net	15,575	16,098
Land use rights, net	3,766	3,822
Total assets	$36,453	$34,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,557	$2,696
Other payables and accruals	2,368	1,898
Taxes payable	1,656	1,491
Due to related companies	152	831
Total current liabilities	6,733	6,916

Due to parent company	1,187	303
Due to joint venture partners	88	110
Total liabilities	8,008	7,329

Minority interests	50	82

Stockholders' equity:
Preferred Stock, par value $0.0001; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, par value $0.0001; 102,000,000 shares authorized; 45,061,242 shares of Class A Common Stock issued and outstanding at June 25, 2005 and December 25, 2004; no shares of Class B Common Stock issued and outstanding;	4	4

Additional paid-in-capital	9,909	9,909
Retained earnings	18,482	16,922
Total stockholders’ equity	28,395	26,835
Total liabilities and stockholders' equity	$36,453	$34,246

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2005	2004	2005	2004

Revenue	$8,993	$8,547	$17,275	$15,945
Cost of goods sold	(7,584)	(6,986)	(14,374)	13,051
Gross profit	1,409	1,561	2,901	2,894
Selling and distribution expenses	(561)	(235)	(682)	(624)
General and administrative expenses	(405)	(464)	(978)	(1,125)
Income from operations	443	862	1,241	1,145
Other income (expenses):
Interest expense	(1)	(33)	(1)	(72)
Interest income	--	1	--	13
Other income	796	113	798	441
Income before taxes	1,238	943	2,038	1,527
Provision for income taxes	(258)	(412)	(511)	(658)
Income before minority interests	980	531	1,527	869
Minority interests	(8)	8	33	8
Net income	$972	$539	$1,560	$877
Basic and diluted earnings per common share	$0.02	$0.01	$0.03	$0.02
Weighted average common shares outstanding	45,061	45,061	45,061	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Six months ended June 25,
	2005	2004
Cash flows from operating activities:
Net income	$1,560	$877
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(32)	(8)
Depreciation and amortization	582	614
Loss/(Gain) on sale of machinery and equipment	3	(15)
Allowance for doubtful accounts	49	(57)
Changes in operating assets and liabilities:
Accounts receivable	133	767
Deposits and prepayments	(1,007)	(330)
Inventories	(1,488)	(106)
Accounts payable	(139)	(370)
Other payables and accruals	470	1,150
Decrease (increase) in amounts due from related companies	361	(973)
(Decrease) increase in amounts due to related companies	(679)	--
Taxes payable	165	382
Net cash provided by (used in) operating activities	(22)	1,931

Cash flows from investing activities:
Proceeds from disposal of property, machinery and equipment	2	2,266
Purchases of property, machinery and equipment	(8)	(2,151)
Net cash provided by (used in) investing activities	(6)	115

Cash flows from financing activities:
Proceeds from short-term borrowings	--	602
Repayments of short-term borrowings	--	(2,036)
Due to parent company	884	(876)
Due to joint venture partners	(22)	(1,201)
Capital contribution from minority interest	--	124
Net cash provided by (used in) financing activities	862	(3,387)
Net increase (decrease) in cash and cash equivalents	834	(1,341)
Cash and cash equivalents at the beginning of the period	219	1,783
Cash and cash equivalents at the end of the period	$1,053	$442

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounted in thousands, except share data; unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a United States corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has its corporate office in Shenzhen, and five manufacturing plants in Yantai, Beijing and Penglai.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of New Dragon Asia Corp. and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation. These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

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

The consolidated financial statements are presented in U.S. dollars. Transactions and monetary assets denominated in currencies other than the U.S. dollars are translated into U.S. dollars at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the applicable rate of exchange at the balance sheet date. There are no material exchange differences as a result of the stability of the Renminbi ("RMB") during the periods covered by the consolidated financial statements.

On July 21, 2005, the People’s Bank of China announced an upward adjustment on Renminbi exchange rate against U.S. dollars of 2%. The exchange rate of the Renminbi will be valued against a number of currencies, rather than just exclusively to the United States dollar. The Company considers such adjustment as having minimal impact on its operations and financial results.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)

Accounts receivable	$7,056	$7,189
Less: Allowance for doubtful accounts	(824)	(775)
	$6,232	$6,414

NOTE 4. INVENTORIES

Inventories consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)

Raw materials (including packing materials)	$4,798	$2,812
Finished goods	1,216	1,725
	6,014	4,537
Less: Provision for inventory obsolescence	(536)	(547)
	$5,478	$3,990

NOTE 5. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following:

	June 25, 2005	December 25, 2004
	(Unaudited)

Buildings	$9,259	$9,415
Machinery and equipment	12,088	11,940
	21,347	21,355
Less: Accumulated depreciation and amortization	(5,772)	(5,257)
	$15,575	$16,098

NOTE 6. LAND USE RIGHTS

Land use rights consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)
Land use rights	$4,432	$4,432
Less: Accumulated amortization	(666)	(610)
	$3,766	$3,822

NOTE 7. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 25 2005	December 25, 2004
	(Unaudited)
Deposits from customers	$301	$554
Accruals for staff salaries, bonus and benefits	338	515
Utilities and accrued expenses	1,729	829
	$2,368	$1,898

NOTE 8. TAXATION

 The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

Substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Two of the PRC subsidiaries of the Company will be eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

As of June 25, 2005 and December 25, 2004, there were no material deferred tax assets or deferred tax liabilities.

NOTE 9. COMMON STOCK

Currently the Company is authorized to issue 107,000,000 shares of capital stock, of which 100,000,000 shares are Class A Common Stock, 2,000,000 shares are Class B Common Stock and 5,000,000 shares are Preferred Stock. As of June 25, 2005, there were 45,061,242 Class A common shares issued and outstanding. No shares of Class B Common Stock or Preferred Stock were issued and outstanding.

NOTE 10. EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings Per Share”, which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stocks. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options.

NOTE 11. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the Company and related companies are summarized below:

	Three months ended June 25		Six months ended June 25
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company	$27	$27	$54	$54
Rental income from a joint venture partner
Shandong Longfeng Group Company	$16	$16	$32	$32

The amounts due from and due to related companies are unsecured, non-interest bearing and repayable upon demand. Balances are derived from normal commercial transactions.

NOTE 12. STOCK - BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

In November 2004, options to purchase 400,000 Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64. As of June 25, 2005, no options were exercised.

On June 22, 2005, options to purchase 600,000 Class A Common Stock were issued to the officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00. As of June 25, 2005, no options were exercised.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the options with the following assumptions:

	As of the grant date
	June 22,	November 2,
	2005	2004
Life (years)	10	10
Annual dividend per share	None	None
Risk - free interest rate	3%	3%
Expected volatility	50%	50%

Accordingly, the Company recorded compensation expenses based on the fair value of the options granted in November 2, 2004 and June 22, 2005, respectively.

NOTE 13. SUBSEQUENT EVENTS

On July 11, 2005, the Company issued shares of Series A 7% Convertible Preferred Stock initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95, raising $6.0 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 were issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 were also issued.

Under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the Preferred Stock will be recorded by the Company as a liability since it is an unconditional obligation that must be either redeemed for cash or settled by issuing shares of Common Stock.

On July 21, 2005, the People’s Bank of China announced an upward adjustment on Renminbi exchange rate against U.S. dollars of 2%. The exchange rate of the Renminbi will be valued against a number of currencies, rather than just exclusively to the United States dollar. The Company considers such adjustment as having minimal impact on its operations and financial results.

NOTE 14. RECLASSIFICATIONS

 Certain prior year comparative figures have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we filed with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we filed from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, allowance for doubtful accounts, sales returns and allowances, asset impairment, and inventory valuation including product obsolescence. We believe that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions.

Management believes that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Contractual Joint Ventures - A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. If we own more than 50% of the joint venture and are able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary

Revenue Recognition - We recognize sales in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. Sales represent the invoiced value of goods, net of value added tax (“VAT”), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of our sales made in Mainland China are subject to Mainland Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by us on purchases (“input VAT”).

Inventories - Inventories are started at the lower of cost, determined on a weighted average basis, and net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

Overview

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well known brand name called “LONG FENG”, we market our well-established product line through a countrywide network of 200+ key distributors and 16 regional offices in 27 Chinese provinces. We have five manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles.

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

We believe that we have a reputation for producing some of the highest quality food products in China. Our production plants operate to the highest level of hygiene and efficiency and most of our plants are certified under the ISO9002 standards. Most of our manufacturing equipment is imported from Switzerland, Japan and Korea. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

Most of our products are regionally marketed and distributed. Our sales and marketing strategy focuses on maintaining strong distribution relationships with annual sales order meetings and regular distributor conferences and an excellent quality/price dynamic.

We believe our distribution system is the key to our continued success in developing “Long Feng” as one of the leading domestic brands in China. We have more than 200 points of distribution, of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us.

Our primary customer base for both our flour products and instant noodles consists of stores in the rural areas throughout China, where, we believe, our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty is very strong in this sector. In addition, we sell to supermarkets located in urban areas.

In addition to domestic sales, we export noodles to other countries such as Korea, Australia, Malaysia, Indonesia, etc. During fiscal 2004 and the first six months of fiscal 2005, export sales accounted for approximately 5% and 8% respectively, of our instant noodle sales.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers. KFC requires rigorous quality control standards of at least the ISO9002 level. We believe that these orders highlight the brand reputation and quality of Long Feng as well as our commitment to international standards.

The flour industry is very competitive. Our largest competitors are Shandong Guang Rao Ban Qiu Flour and Hebei Wu De Li Flour in the Northern market and Shenzhen Nanshun Flour in the Southern market.

The instant noodle segment is also highly competitive. We compete against well-established foreign companies, and many smaller companies. Our largest competitors are the “Master Kang” brand manufactured by Tingyi (Cayman Island) Holdings Corporation and the “President” brand manufactured by Uni-President Group, both based in Taiwan. Both are focused predominately in the more developed and competitive urban markets.

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

Significant Establishment, Acquisition and Disposal

Soy Bean Plant Lease

On April 27, 2005, we entered into a 10-year lease agreement for plant and machinery utilized for the production for soybean-derived products from a state-owned enterprise in Shandong. We commenced our soybean business on July 1, 2005.

Results of Operations

Revenue

Revenue for the six months ended June 25, 2005 was $17,275,000, representing an increase of $1,330,000, or 8.3%, from $15,945,000 for the six months ended June 25, 2004. Revenue for the quarter ended June 25, 2005 was $8,993,000, representing an increase of $446,000, or 5.2%, from $8,547,000 for the quarter ended June 25, 2004. The increase in both periods was primarily due to the growth in market demand for flour.

Gross Profit

As a percentage of revenue, gross profit decreased to 16.8% in the six months ended June 25, 2005 from 18.1% in the corresponding period in 2004. Gross profit decreased to 15.7% in the second quarter of 2005 from 18.3% in the corresponding period in 2004 as a result of an increase in the price of packing materials.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $682,000 for the six months ended June 25, 2005, representing an increase of $58,000 or 9.3% from $624,000 for the corresponding period of 2004. Such expenses were $561,000 for the quarter ended June 25, 2005, representing an increase of $326,000 from $235,000 for the corresponding quarter of 2004. The increase in both periods was primarily due to an increase in promotional expenses in several key city markets.

As a percentage of revenue, selling and distribution expenses remained at 3.9% in the six months ended June 25, 2005 and the corresponding period in 2004. Such expenses increased to 6.2% in the first quarter of 2005 from 2.7% in the corresponding period in 2004 as a result of an increase in promotional expenses in several key city markets, which did not yet impact revenues.

General and Administrative Expenses

General and administrative expenses decreased $147,000 or 13.1%, to $978,000 for the six months ended June 25, 2005 as compared to $1,125,000 for the six months ended June 25, 2004. Such expenses decreased $59,000, or 12.7%, to $405,000 for the quarter ended June 25, 2005 as compared to $464,000 for the quarter ended June 25, 2004. The decrease in both periods was primarily the result of cost controls implemented in early 2004.

Other income (expenses)

Other income increased $357,000 to $798,000 for the six months ended June 25, 2005 as compared to $441,000 for the six months ended June 25, 2004. Such income increased $683,000 to $796,000 for the quarter ended June 25, 2005 as compared to $113,000 for the quarter ended June 25, 2004. This was primarily due to the tax refund.

Net Income

Net income increased $683,000, or 77.9% to $1,560,000 for the six months ended July 25, 2005, as compared to $877,000 for six months ended July 25, 2004. Such net income increased $449,000, or 83.3% to $988,000 for the quarter ended June 25, 2005 as compared to $539,000 for the quarter ended June 25, 2004. Such increase in both periods was primarily due to the revenue growth and the earnings contribution of the new plants.

As a percentage of revenue, net income increased to 9.0% for the six months ended June 25, 2005, as compared to 5.5% for the six months ended June 25, 2004. Such net income increased to 11.0% for the quarter ended June 25, 2005 as compared to 6.3% for the quarter ended June 25, 2004. The increase was primarily due to the increase in revenue.

Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased $2,969,000 to $10,379,000 at June 25, 2005 as compared to $7,410,000 at December 25, 2004. The increase was primarily due to the growth and profitability of the business and improved collections of receivables during the six months ended June 25, 2005.

Cash and cash equivalents were $1,053,000 as of June 25, 2005, an increase of $834,000 from December 25, 2004, such increase was mainly due to the increase in revenue.

Net cash used in operating activities for the six months ended June 25, 2005 was $22,000, which was due to the changes in operating assets and liabilities. Net cash provided by financing activities of $862,000 in the six months ended June 25, 2005, which was mainly due to the increase in the payables to our parent company.

In July 2005, we completed a private placement of our securities pursuant to which we received net proceeds of approximately $5,486,500 after payment of a commission to the placement agent and other offering expenses.

Contractual Obligations

As of June 25, 2005, we had operating leases for manufacturing and warehouse facilities expiring at various dates through March 2031. As of June 25, 2005, we had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

	Payment due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	123,000	369,000	123,000	47,000	662,000

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 1542 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2006.

In December 2004, the FASB issued SFAS No. 153 “ Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for all interim periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123 for the fiscal year beginning on January 1, 2005, and we expect that the adoption of SFAS No. 123R will have no material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In September 2004, the Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF Issue No. 04-08 is effective for reporting periods ending after December 15, 2004. The adopted EITF 02-14 will have no material impact on our financial statements.

RISKS RELATED TO OUR BUSINESS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

Our business may experience adverse effects from competition in the noodle and flour product markets.

The noodle and flour product markets are highly competitive. Competition in these markets takes many forms, including the following:

•	establishing favorable brand recognition;
•	developing products sought by consumers;
•	implementing appropriate pricing;
•	providing strong marketing support; and
•	obtaining access to retain outlets and sufficient shelf space.

Many of our competitors are larger and have greater financial resources, including our primary competitors, the manufactures of each of the brand names “Master Kang” and “President”. We may not be able to compete successfully with such competitors. Competition could cause us to lose our market share, increase expenditures or reduce pricing, each of which could have a material adverse effect on our business and financial results.

An inability to respond quickly and effectively to new trends would adversely impact our competitive position.

Our failure to maintain our technological capabilities or to respond effectively to technological changes could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors’ technologies or products may render us noncompetitive and our products obsolete.

Increases in prices of main ingredients and other materials could adversely affect our business.

The main ingredients that we use to manufacture our products are flour and eggs. We also use paper products, such as corrugated cardboard, as well as films and plastics, to package our products. The prices of these materials have been, and we expect them to continue to be, subject to volatility. We may not be able to pass price increases in these materials onto our customers, which could have an adverse effect on our financial results.

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

We may be subject to product liability claims and product recalls, which could negatively impact its profitability.

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

As most of our operations are conducted in the PRC, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Although the Chinese government has introduced new laws and regulations to modernize its securities and tax systems, China does not yet possess a comprehensive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Substantially all of our revenues and expenses are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

On July 21, 2005, the People’s Bank of China announced an upward adjustment on Renminbi exchange rate against U.S. dollars of 2%. The exchange rate of the Renminbi will be valued against a number of currencies, rather than just exclusively to the United States dollar. We consider such adjustment as having minimal impact on its operations and financial results.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 25, 2005, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2005, the disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Change in Internal Controls

There were no significant changes in our internal controls or in the other factors that could significantly affect our internal controls over financial reporting during the three months ended June 25, 2005.

Other Information

In August 2004, we appointed a consulting firm to assist the management team to strengthen and to document our internal controls and processes with the objective of full compliance with the Sarbanes - Oxley Act. This project is scheduled to be completed in late 2005.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2005, we issued shares of Series A 7% Convertible Preferred Stock initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95, raising $6.0 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 were issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 were also issued. In addition to the securities issued, a fee of $360,000 was paid to the placement agent. The proceeds were used to acquire a soybean processing factory and will continue to be used for general working capital purposes and potential future acquisitions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 3, 2005, we held our Annual Meeting of Stockholders in New York. At the meeting, seven directors were elected based on the following votes:

Name	For	Against	Withheld
Heng Jing LU	44,084,857	0	67,700
Li Xia WANG	44,088,257	0	64,300
Ling WANG	44,086,257	0	66,300
De Lin YANG	44,084,857	0	67,700
Zhi Yong JIANG	44,088,857	0	63,700
Qi XUE	44,088,857	0	63,700
Feng Ju CHEN	44,080,057	0	72,500

Furthermore, the selection of Grobstein Horwath & Company LLP as our independent registered accountants for the year ending December 25, 2005 was ratified with 44,116,322 votes in favor, 10,500 votes against and 25,725 votes withheld.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.3
Sino-Foreign Joint Venture Contract for the New Dragon Asia Food (Yantai) Company Limited, dated November 28, 1998 (incorporated herewith by reference to Exhibit 10.3 to our Registration Statement on Form S-3 filed on October 3, 2003).

10.4
Subcontracting Agreement, for the New Dragon Asia Food (Yantai) Company Limited, dated December 26, 1998 (incorporated here with by reference to Exhibit 10.4 to our Registration Statement on Form S-3 filed on October 3, 2003).

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

23.1
Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm (incorporated herewith by reference to Exhibit 23.1 to our Amendment No. 2 to Annual Report on Form 10-K/A filed on June 28, 2005).

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Date: August 5, 2005	By:	/s/ Li Xia Wang

Name: Li Xia Wang Title: Chief Executive Officer

Date: August 5, 2005	By:	/s/ Peter Mak

Name: Peter Mak Title: Chief Financial Officer