Form 10-K/A
period 2004-12-25
NEW DRAGON ASIA CORP
filed 2005-10-18
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal year ended December 25, 2004

OR

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to ____

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as specified in its charter)

Florida	88-0404114
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Suite 2808, International Chamber of Commerce Tower
Fuhua Three Road, Shenzhen, China 518048
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

Yes [X] No [_]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 12, 2005, there were 47,182,953 shares of our Class A Common Stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 3 to Annual Report on Form 10-K/A for the fiscal year ended December 25, 2004 to restate the information with respect to “Compliance with Section 16(a) of the Exchange Act” in Item 10 and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12. Except as specifically referenced herein, this Amendment No. 3 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 24, 2005, the filing date of the original report.

ITEM 10.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively.

By virtue of an oral understanding with Ms. Ling Wang, Mr. Heng Jing Lu has sole voting and dispositive control over the shares of Long Feng Food Overseas Ltd., and, accordingly, has voting and dispositive control of the shares of our Class A Common Stock held by New Dragon Asia Food Ltd. Each “Statement of Initial Beneficial Ownership” on Form 3 filed by Mr. Lu and Ms. Wang on December 24, 2003, and filed by New Dragon Asia Food Ltd. on December 13, 2001, failed to reflect that the beneficial ownership of the shares owned by New Dragon Asia Food Ltd. are controlled by Mr. Lu, our Chairman, and that the shares of Long Feng Overseas Food Ltd., through which Mr. Lu derives his beneficial ownership of New Dragon Food Ltd., are held of record by Ling Wang, our Vice President and a director.

An amendment to each of Mr. Lu’s and Ms. Wang’s Form 3 has been filed to reflect that Ms. Wang is the holder of record of 100% of the equity interests of Long Feng Food Overseas Ltd., which in turn owns 100% of the equity interests of New Dragon Pacific Holding Ltd., which in turn owns 100% of the equity interests of New Dragon Asia Food Ltd., which in turn holds 34,823,954 of our Class A Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 17, 2005, certain information concerning the beneficial ownership of our Class A Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Class A Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of October 17, 2005, there were 47,182,953 shares of our Class A Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
New Dragon Asia Food Ltd. Suite 2808 International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048	34,823,954	73.8%
Heng Jing Lu† Chairman	34,823,954(1)	73.8	%(1)
Li Xia Wang† Director and Chief Executive Officer	-0-	*
Ling Wang† Director and Vice President	-0- (2)	*	(2)
Zhi Yong Jiang† Director	-0-	*
De Lin Yang† Director	-0-	*
Qi Xue† Director	-0-	*
Feng Ju Chen† Director	-0-	*
Peter Mak† Chief Financial Officer	1,000,000(3)	2.1	%(3)
All Directors and Executive Officers (8 people)	35,823,954	74.3%
__________
* Less than one percent.
† Address of referenced person is c/o New Dragon Asia Corp. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048.
(1) Represents shares owned by New Dragon Asia Food Ltd. Ms. Ling Wang, our Vice President and a director, is the holder of record of 100% of the equity interests of Long Feng Food Overseas Ltd. ("Long Feng"), which in turn owns 100% of the equity interests of New Dragon Pacific Holding Ltd., which in turn holds 100% of the equity interests of New Dragon Asia Food Ltd. By virtue of an understanding with Ms. Wang, Mr. Lu has sole voting and dispositive control over the shares of Long Feng and, accordingly, has sole voting and dispositive control of the shares held by New Dragon Asia Food Ltd.

(2) Represents shares owned by New Dragon Asia Food Ltd. By virtue of an oral understanding between Ms. Wang and Mr. Lu, Mr. Lu has sole voting and dispositive control over the shares of Long Feng and, accordingly, has sole voting and dispositive control of the shares held by New Dragon Asia Food Ltd. Ms. Wang disclaims beneficial ownership of any equity interests of Long Feng and New Dragon Asia Food Ltd.
(3) Represents shares underlying immediately exercisable options, which includes options exercisable for 400,000 shares at an exercise price of $1.00 per share pursuant to a grant issued on November 2, 2004,and options exercisable for 600,000 shares at an exercise price of $1.20 per share pursuant to a grant issued on June 22, 2005.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2004:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	400,000	$1.00	-0-
Total	400,000	$1.00	-0-

On November 2, 2004, Mr. Mak, our chief financial officer, pursuant to his employment with us, was granted an immediately exercisable option to purchase up to 400,000 of our shares of Class A common stock at an exercise price of $1.00 per share. This option was initially due to expire on November 2, 2006, but pursuant to a supplement to Mr. Mak’s employment agreement dated June 22, 2005, the term of the option was extended and is now due to expire on November 2, 2014. The option’s termination date may also accelerate upon the occurrence of certain events, including Mr. Mak’s death or termination of his employment with us for cause.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: October 18, 2005
By /s/ Li Xia WANG
Name: Li Xia WANG
  Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 18, 2005
By /s/ Heng Jing Lu
Name: Heng Jing Lu
Title: Chairman

Dated: October 18, 2005
By /s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer

Dated: October 18, 2005
By /s/ Ling Wang
Name: Ling Wang
Title: Director

Dated: October 18, 2005
By /s/ De Lin Yang
Name: De Lin Yang
Title: Director

Dated: October 18, 2005
By /s/ Zhi Yong Jiang
Name: Zhi Yong Jiang
Title: Director

Dated: October 18, 2005
By /s/ Qi Xue
Name: Qi Xue
Title: Director

Dated: October 18, 2005
By /s/ Feng Ju Chen
Name: Feng Ju Chen
  Title: Director