Form 10-Q
period 2005-09-25
NEW DRAGON ASIA CORP
filed 2005-11-09
CIK 1089590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as specified in its charter)

FLORIDA	88-0404114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 2808, International Chamber of Commerce Tower
Fuhua Three Road, Shenzhen, PRC	518048
(Address of Principal Executive Offices)	(Zip Code)

(86 755) 8831 2115
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act): Yes ☐ No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

The number of shares of Class A Common Stock outstanding as of November 4, 2005 was 47,282,953.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2005

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 25, 2005 (unaudited) and December 25, 2004	3

	Consolidated Statements of Income (unaudited) for the three months ended September 25, 2005 and 2004 and the nine months ended September 25, 2005 and 2004	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income as of September 25, 2005 (unaudited) and December 25, 2004	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2005 and 2004	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	25

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

SIGNATURES		28

EXHIBITS

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 25,	December 25,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,637	$219
Accounts receivable, net	6,596	6,414
Deposits and prepayments, net	5,838	2,520
Inventories, net	5,611	3,990
Due from related companies	842	1,183
Total current assets	23,524	14,326

Property, machinery and equipment, net	18,584	16,098
Land use rights, net	3,847	3,822
Total assets	$45,955	$34,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,754	$2,696
Other payables and accruals	1,979	1,898
Taxes payable	1,679	1,491
Due to related companies	163	831
Total current liabilities	6,575	6,916

Due to parent company	248	303
Due to joint venture partners	123	110
Mandatorily redeemable convertible preferred stock, net of issuance costs of $2,557	3,443	--
Total liabilities	10,389	7,329
Minority interests	124	82

Stockholders' equity:
Share capital	5	4
Additional paid-in capital	14,156	9,909
Retained earnings	20,509	16,922
Accumulated other comprehensive income	772	--
Total stockholders’ equity	35,442	26,835
Total liabilities and stockholders' equity	$45,955	$34,246

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2005	2004	2005	2004

Net sales	$11,645	$9,886	$28,920	$25,831
Cost of goods sold	(9,488)	(7,958)	(23,862)	(21,009)
Gross profit	2,157	1,928	5,058	4,822
Selling and distribution expenses	(149)	(198)	(431)	(822)
General and administrative expenses	(360)	(686)	(1,338)	(1,811)
Income from operations	1,648	1,044	3,289	2,189
Other income (expense):
Interest expense	(292)	(1)	(293)	(73)
Interest income	4	--	4	13
Other expense	(207)	(315)	(204)	(486)
VAT refund	928	807	1,723	1,419
Income before taxes	2,081	1,535	4,519	3,062
Provision for income taxes	(381)	(346)	(892)	(1,004)
Income before minority interests	1,700	1,189	3,627	2,058
Minority interests	(73)	3	(40)	11
Net income	$1,627	$1,192	$3,587	$2,069

Earnings per common share
Basic	$0.04	$0.03	$0.08	$0.05
Diluted	$0.03	$0.03	$0.07	$0.05
Weighted average number of
common shares outstanding
Basic	45,768	45,061	45,296	45,061
Diluted	50,333	45,061	48,468	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount

Balance at December 25, 2004	45,061	$4	$9,909	$16,922	$-	$26,835	$-

Net income	-	-	-	3,587	-	3,587	3,587

Stock-based compensation	-	-	105	-	-	105	-

Foreign currency translation adjustment	-	-	-	-	772	772	772

Issuance costs related to preferred stock liability	-	-	2,215	-	-	2,215	-

Issuance of common stock upon exercise of warrants related to 2003 and 2005 private placements	2,122	1	1,927	-	-	1,928	-

Balance at September 25, 2005	47,183	$5	$14,156	$20,509	$772	$35,442	$4,359

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine months ended September 25,
	2005	2004
Cash flows from operating activities:
Net income	$3,587	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	5	256
Depreciation and amortization	917	933
Gain on sale of property, machinery and equipment	(21)	(15)
Amortization of issuance costs of preferred stock liability	196	--
Minority interests	42	(11)
Stock-based compensation	105	--
Changes in operating assets and liabilities:
Accounts receivable	(187)	478
Deposits and prepayments	(3,269)	(932)
Inventories	(1,621)	(217)
Amounts due from related companies	341	(1,181)
Accounts payable	58	(415)
Other payables and accruals	81	1,175
Taxes payable	188	650
Amounts due to related companies	(668)	(725)
Net cash provided by (used in) operating activities	(246)	2,065

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	33	1,971
Purchases of property, machinery and equipment	(3,330)	(1,977)
Proceeds from sale of land use rights	--	295
Purchases of land use rights	(110)	(225)
Net cash provided by (used in) investing activities	(3,407)	64

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock	6,000	--
Payments of costs related to issuance of preferred stock	(538)	--
Proceeds from short-term borrowings	--	603
Repayments of short-term borrowings	--	(3,121)
Due to parent company	(55)	(149)
Due to joint venture partners	13	(1,187)
Proceeds from issuance of common stock upon exercise of warrants	1,879	--
Capital contribution from minority interests	--	124
Net cash provided by (used in) financing activities	7,299	(3,730)
Foreign currency translation adjustment	772	--
Net increase (decrease) in cash and cash equivalents	4,418	(1,601)
Cash and cash equivalents at the beginning of the period	219	1,783
Cash and cash equivalents at the end of the period	$4,637	$182

Non-cash Investing and Financing Activities

Beneficial conversion feature on issuance of preferred stock	$568	$--

Fair value discount of warrants attached to issuance of preferred stock	$1,647	$--

Receivable for common stock issued upon exercise of warrants	$49	$--

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a United States corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has its corporate office in Shenzhen, and six manufacturing plants in Yantai, Beijing and Penglai.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of New Dragon Asia Corp. and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation. These financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

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

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Accounts receivable	$7,376	$7,189
Less: Allowance for doubtful accounts	(780)	(775)
	$6,596	$6,414

NOTE 4. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Deposits and prepayments	$5,937	$2,627
Less: Allowance for doubtful accounts	(99)	(107)
	$5,838	$2,520

NOTE 5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Raw materials (including packing materials)	$4,827	$2,812
Finished goods	1,295	1,725
	6,122	4,537
Less: Provision for inventory obsolescence	(511)	(547)
	$5,611	$3,990

NOTE 6. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Buildings	$10,118	$9,415
Machinery and equipment	14,553	11,940
	24,651	21,355
Less: Accumulated depreciation and amortization	(6,067)	(5,257)
	$18,584	$16,098

NOTE 7. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Land use rights	$4,542	$4,432
Less: Accumulated amortization	(695)	(610)
	$3,847	$3,822

NOTE 8. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Deposits from customers	$469	$554
Accruals for staff salaries, bonus and benefits	237	515
Utilities and accrued expenses	1,273	829
	$1,979	$1,898

NOTE 9. CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Mandatorily Redeemable Series A 7% Convertible Preferred Stock (“Preferred Stock”), initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 were also issued. Of the warrants issued to the placement agent, 277,368 were exercised cashlessly and 101,579 shares have not yet been exercised.

Under Statement of Financial Accounting Standards (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the Preferred Stock is recorded by the Company as a liability since it is an unconditional obligation that must be either redeemed for cash or settled by issuing shares of Common Stock.

In relation to the issuance of the Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $538,000 and incurred non-cash expenses totaling $2,215,000 related to the beneficial conversion feature and the fair value of warrants attached to the issuance of the Preferred Stock. These issuance costs were recorded by the Company as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of the Preferred Stock through interest expense using the effective interest method. For the three months ended September 25, 2005, $196,000 of amortized issuance costs were charged to interest expense.

NOTE 10. SHARE CAPITAL

The Company is authorized to issue 107,000,000 shares of capital stock with a par value of $0.0001 each, of which 100,000,000 shares are Class A Common Stock, 2,000,000 shares are Class B Common Stock and 5,000,000 shares are Preferred Stock. As of September 25, 2005 and December 25, 2004, the following shares of capital stock were issued and outstanding:

	September 25, 2005	December 25, 2004
	(Unaudited)
Class A Common Stock	47,182,953	45,061,242
Class B Common Stock	--	--
Preferred Stock	6,000	--
	47,188,953	45,061,242

NOTE 11. WARRANTS

During the quarter ended September 25, 2005, warrant holders relating to the September 2003 and October 2003 private placement transactions exercised their warrants to purchase 1,650,000 and 300,000 shares of Class A Common Stock at exercise prices of $0.99 to $0.979, respectively. Accordingly, the excess of the exercise price over the par value of the Common Stock (amounting to $1,927,000), was recorded as additional paid-in capital.

As of September 25, 2005, warrants relating to the October 2003 private placement transactions to purchase 125,000 shares of Class A Common Stock were outstanding, of which the exercise price is $0.979. Additionally, there are six-year warrants to purchase 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 and five-year warrants to purchase 378,947 shares of Class A Common Stock at an exercise price of $1.20 associated with the issuance of the Preferred Stock (See Note 9). 3,259,474 of these warrants have not yet been exercised.

NOTE 12. SHARE - BASED PAYMENT

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment ”, which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R for the fiscal year 2005. As all the stock options as of December 25, 2004 were fully vested, no compensation charges were recorded in fiscal 2005 for these outstanding options. For stock options granted during the year, the Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant using the following assumptions:

June 22, 2005
Life (years)	10
Annual dividend per share	None
Risk - free interest rate	3.6%
Expected volatility	40%

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of September 25, 2005, none of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of September 25, 2005, none of these options were exercised.

	Shares to be Purchased	Weighted Average Exercise Price

Options outstanding at December 25, 2003	--	$--
Granted on November 2, 2004	400,000	1.00
Options outstanding at December 25, 2004	400,000	1.00
Granted on June 22, 2005	600,000	1.20
Options outstanding at September 25, 2005	1,000,000	$1.12

Accordingly, the Company recorded compensation expense of $105,000 based on the fair value of the options granted on June 22, 2005.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

On July 21, 2005, the People’s Bank of China announced an upward adjustment in the Renminbi exchange rate against the U.S. dollar of 2%. The exchange rate of the Renminbi will be valued against a number of currencies, rather than just   exclusively to the United States dollar.

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U. S. dollars. The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Income statement amounts have been translated using the average exchange rate for the year. The revenues and expenses of the Company were translated to U. S. dollars at US$1.00 = RMB 8.1667 and the assets and liabilities of the Company maintained in Renminbi translated to U. S. dollars at US$1.00 = RMB 8.10. The foreign currency translation adjustment of $772,000 has been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

NOTE 14. EARNINGS PER SHARE

The Company follows SFAS No.128, “Earnings Per Share”, which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.

NOTE 15. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the Company and related companies are summarized below (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company	$27	$27	$81	$81
Rental income from a joint venture partner
Shandong Longfeng Group Company	$16	$16	$48	$48

The amounts due from and due to related companies are unsecured, non-interest bearing and repayable upon demand. Balances are the result of normal commercial transactions.

NOTE 16. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

Substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Two of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

As of September 25, 2005 and December 25, 2004, there were no material deferred tax assets or deferred tax liabilities.

NOTE 17. RECLASSIFICATIONS

Certain prior period comparative figures have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Revenue Recognition

We recognize sales in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. Sales represent the invoiced value of goods, net of value added tax (“VAT”), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of our sales made in China are subject to Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by us on purchases (“input VAT”).

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

Overview

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called “LONG FENG”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have six manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of Soybean powder.

Operations

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

We believe that we have a reputation for producing some of the highest quality food products in China. Our production plants operate to the highest level of hygiene and efficiency and most of our plants are certified under the ISO9002 standards. Most of our manufacturing equipment is imported from Switzerland, Japan and South Korea. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

Most of our products are regionally marketed and distributed. Our sales and marketing strategy focuses on maintaining strong distribution relationships with annual sales order meetings and regular distributor conferences and an excellent quality/price dynamic.

We believe our distribution system is the key to our continued success in developing the “Long Feng” brand as one of the leading domestic brands in China. We have more than 200 points of distribution in China, which are owned and managed by distributors. Most of our distributors have long-term relationships with us.

Our primary customer base for both our flour products and instant noodles consists of small retail stores in the rural areas throughout China, where, we believe, our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty is very strong in this sector. In addition, we sell to supermarkets located in urban areas.

In addition to domestic sales, we export noodles to other countries such in the region, including South Korea, Australia, Malaysia, Indonesia. Export sales accounted for approximately 8%, of our instant noodle sales for the first nine months of fiscal 2005, compared with 5% for the same period in fiscal 2004.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers. KFC requires rigorous quality control standards of at least the ISO9002 level. We believe that these orders highlight the brand reputation and quality of the Long Feng brand, as well as our commitment to international quality standards.

Strategy

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

-	Expand export sales

-	Continue to enhance our distributor relationships

-	Continue to improve product quality and diversify our product range with higher value-added products

-	Build strategic joint venture relationships with multinational food groups to enhance product range and capitalize on our China distribution network

Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales. A significant plant acquisition will require an additional infusion of funds in the form of debt or equity, or a combination of both. However, there can be no assurance these funds will be available.

Significant Establishment, Acquisition and Disposal of Assets

Soy Bean Plant Lease

On July 28, 2005, we acquired the plant and machinery utilized for the production for soybean-derived products from a state-owned enterprise in Shandong. The facility had originally been operated by the Company under a 10-year lease agreement signed on April 27, 2005, which was cancelled upon our acquisition of the facility in July of this year. We commenced our soybean product business on September 1, 2005. We supply soybean powder in China to customers including Coca-Cola Shanghai.

Competition

The flour industry in the PRC is very competitive. Our largest competitors are Shandong Guang Rao Ban Qiu Flour and Hebei Wu De Li Flour in the Northern market and Shenzhen Nanshun Flour in the Southern market.

The instant noodle segment in the PRC is also highly competitive. We compete against well-established foreign companies, and many smaller companies. Our largest competitors are the “Master Kang” brand manufactured by Tingyi (Cayman Island) Holdings Corporation and the “President” brand manufactured by Uni-President Group, both based in Taiwan. Both are focused predominately in the more developed and competitive urban markets.

Employees

We have approximately 1,500 employees. All of them are located in the six plants and the Shenzhen office. We have maintained good relationships with our employees and no major disputes have incurred since our inception.

Currency Conversion

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate as a result of changes in two countries’ economic conditions. To date, we have not engaged in any hedging transactions in connection with our operations.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Nine months ended September 25,		Three months ended September 25,
	2005	2004	2005	2004
Revenues	$28,920	$25,831	$11,645	$9,886
Cost of goods sold	23,862	21,009	9,488	7,958
Gross Profit	5,058	4,822	2,157	1,928
General and administrative expenses	1,338	1,811	360	686
Income before income tax	4,519	3,062	2,081	1,535
Provision for income tax	892	1,004	381	346
Net Income	3,587	2,069	1,627	1,192

Nine Months Ended September 25, 2005 Compared to Nine Months Ended September 25, 2004

Revenue

Revenue for the nine months ended September 25, 2005 was $28,920,000, representing an increase of $3,089,000, or12%, from $25,831,000 for the nine months ended September 25, 2004. The increase was primarily due to the growth in market demand for flour and instant noodles and the addition of the soybean products business.

Gross Profit

As a percentage of revenue, gross profit decreased to 17% in the nine months ended September 25, 2005 from 19% in the corresponding period in 2004. The decrease was primarily due to an increase in the price of packing materials.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $431,000 for the nine months ended September 25, 2005, representing a decrease of $391,000, or 48%, from $822,000 for the corresponding period of 2004. The decrease was primarily due to cost controls implemented in early 2005.

As a percentage of revenue, selling and distribution expenses decreased to 1% in the nine months ended September 25, 2005 from 3% in the corresponding period in 2004 as a result of cost controls implemented in early 2005. To control costs, the Company has proposed more effective staffing of our facilities, restricted traveling costs and developed a more efficient sales methodology.

General and Administrative Expenses

General and administrative expenses decreased $473,000, or 26%, to $1,338,000 for the nine months ended September 25, 2005 as compared to $1,811,000 for the nine months ended September 25, 2004. The decrease was primarily the result of cost controls implemented in early 2005. To control costs, the Company has implemented more effective staffing of our facilities and more effective use of office equipment and resources.

VAT Refunds

VAT refunds increased $304,000 to $1,723,000 for the nine months ended September 25, 2005 as compared to $1,419,000 for the nine months ended September 25, 2004. This increase was primarily due to the tax refund from the local tax authority.

Net Income

Net income increased $1,518,000, or 73%, to $3,587,000 for the nine months ended September 25, 2005 as compared to $2,069,000 for nine months ended September 25, 2004. Such increase was primarily due to the growth in the market demand for flour and instant noodles as well as the VAT refunds.

As a percentage of revenue, net income increased to 12% for the nine months ended September 25, 2005 as compared to 8% for the nine months ended September 25, 2004. The increase was primarily due to the increase in revenue, effective implementation of cost controls and the VAT refunds.

Three Months Ended September 25, 2005 Compared to Three Months Ended September 25, 2004

Revenue

Revenue for the quarter ended September 25, 2005 was $11,645,000, representing an increase of $1,759,000, or 18%, from $9,886,000 for the quarter ended September 25, 2004. The increase was primarily due to the growth in market demand for flour and instant noodles and the addition of the soybean products business.

Gross Profit

As a percentage of revenue, gross profit decreased to 19% for the quarter ended September 25, 2005 from 20% for the quarter ended September 25, 2004. The decrease was primarily due to an increase in the price of packing materials.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $149,000 for the quarter ended September 25, 2005, representing a decrease of $49,000 from $198,000 for the corresponding quarter of 2004. The decrease was primarily due to cost controls implemented in early 2005.

As a percentage of revenue, selling and distribution expenses decreased to 1% in the third quarter of 2005 from 2% in the corresponding period in 2004 as a result of cost controls implemented in early 2005. To control costs, the Company has proposed more effective staffing of our facilities, restricted traveling costs and developed a more efficient sales methodology.

General and Administrative Expenses

General and administrative expenses decreased $326,000, or 48%, to $360,000 for the quarter ended September 25, 2005 as compared to $686,000 for the quarter ended September 25, 2004. The decrease was primarily the result of cost controls implemented in early 2005. To control costs, the Company has implemented more effective staffing of our facilities and more effective use of office equipments and resources.

VAT Refunds

VAT refund increase $121,000 to $928,000 for the quarter ended September 25, 2005 as compared to $807,000 for the quarter ended September 25, 2004. This increase was primarily due to the tax refund from the local tax authority.

Net Income

Net income increased $435,000, or 36% to $1,627,000 for the quarter ended September 25, 2005 as compared to $1,192,000 for the quarter ended September 25, 2004. Such increase was primarily due to the earnings contribution of the soybean plant , effective implementation of cost controls as well as the VAT refunds.

As a percentage of revenue, net income increased to 14% for the quarter ended September 25, 2005 as compared to 12% for the quarter ended September 25, 2004. The increase was primarily due to the contribution of the soybean plant and the VAT refunds.

Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies.

Our working capital increased $9,539,000 to $16,949,000 at September 25, 2005 as compared to $7,410,000 at December 25, 2004. The increase was primarily due to the growth and profitability of the business, the proceeds from the issuance of $6 million mandatorily convertible preferred stock (“Preferred Stock”) and improved collections of receivables during the nine months ended September 25, 2005.

Cash and cash equivalents were $4,637,000 as of September 25, 2005, an increase of $4,418,000 from December 25, 2004, such increase was mainly due to the increase in revenue, the proceeds from the issuance of Preferred Stock and proceeds received upon the exercise of warrants.

Net cash used in operating activities for the nine months ended September 25, 2005 was $246,000, which was due to the changes in operating assets and liabilities resulting from the utilization by customers of deposits and prepayments. Net cash provided by financing activities of $7,299,000 for the nine months ended September 25, 2005, was mainly due to the proceeds from the issuance of Preferred Stock and the exercise of warrants.

Net cash used in investing activities for the nine months ended September 25, 2005 was $3,407,000, which was mainly due to the purchases of soybean facilities.

In July 2005, we completed a private placement of our securities pursuant to which we received net proceeds of approximately $5,299,183 after payment of a fee to the placement agent and other offering expenses.

Contractual Obligations

As of September 25, 2005, we had operating leases for manufacturing and warehouse facilities expiring at various dates through March 2031. As of September 25, 2005, we had no significant capital leases. Future minimum rental commitments under operating leases are as follows:

Years ending December 25	Operating lease obligations (in thousands)

2005 (three months remaining)	$31
2006	123
2007	123
2008	123
2009	123
Thereafter	139
Total	$662

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2004, and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of 2005.

RISKS RELATED TO OUR CLASS A COMMON STOCK

We have never declared or paid any dividends on our Class A Common Stock. The declaration and payment in the future of any cash or stock dividends on the Class A Common Stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Class A Common Stock, including the shares of our outstanding Series A Preferred Stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. We do not expect to declare or pay any dividends on our Class A Common Stock in the foreseeable future.

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Lu. Ms. Ling Wang, our Vice President and a director, is the holder of record of 100% of the equity interests of Long Feng Food Overseas Ltd. ("Long Feng Food"), which in turn owns 100% of the equity interests of New Dragon Pacific Holding Ltd., which in turn holds 100% of the equity interests of New Dragon Asia Food Ltd. By virtue of an understanding with Ms. Wang, Mr. Lu has sole voting and dispositive control over the shares of Long Feng Food and, accordingly, has sole voting and dispositive control of the shares of us held by New Dragon Asia Food Ltd., which is our majority shareholder. As a result, Mr. Lu through this shareholder, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

RISKS RELATED TO OUR BUSINESS

Our business may experience adverse effects from competition in the noodle, flour and soybean product markets.

The noodle, flour and soybean product markets in the PRC are highly competitive. Competition in these markets takes many forms, including the following:

-	establishing favorable brand recognition;

-	developing products sought by consumers;

-	implementing appropriate pricing;

-	providing strong marketing support; and

-	obtaining access to retain outlets and sufficient shelf space.

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

The main ingredients that we use to manufacture our products are wheat, soybeans and eggs. We also use paper products, such as corrugated cardboard, as well as films and plastics, to package our products. The prices of these materials have been, and we expect them to continue to be, subject to volatility. We may not be able to pass price increases in these materials onto our customers, which could have an adverse effect on our financial results.

We are subject to risks associated with joint ventures and third party agreements.

We conduct certain of our milling and sales operations through joint ventures established with certain Chinese parties. Any deterioration of these strategic relationships may have an adverse effect on our operation. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under Chinese law if disputes arise under our agreements with joint ventures or third parties. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

The insurance industry in China is still in an early stage of development. Insurance companies in China offer limited business insurance coverage. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, management has determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

We have a limited concentration of credit risk.

Concentration of credit risk with respect to customer receivables is limited due to the large number of customers comprising our customer base, and their dispersion across China. In addition, we perform ongoing credit evaluations of each customer’s financial condition and maintain reserves for potential credit losses. Such losses in the aggregate have not exceeded management’s expectations.

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

If we are unable to implement our acquisition strategy, we may be less successful in the future. A key component of our growth strategy is accomplished by acquiring additional flour and noodle factories and, if our recent acquisition of a soybean business proves successful, our acquisition strategy may expand to include future acquisitions of soybean business. While there are many such companies, we may not always be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that we would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management's attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Although the majority of productive assets in the PRC are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;

-	The Chinese government will continue its pursuit of economic reform policies;

-	The economic policies, even if pursued, will be successful;

-	Economic policies will not be significantly altered from time to time; and

-	Business operations in China will not become subject to the risk of nationalization.

Economic reform policies or nationalization could result in a total investment loss in our Class A Common Stock.

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

The Chinese legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to investors.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People’s Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits Unites States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We cannot assure you, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Impact of governmental regulation on our operations.

We may be subjected to liability for product safety that could lead to a product recall. Our operations and properties are subject to regulation by various Chinese government entities and agencies. As a producer of food products, our operations are subject to production, packaging, quality, labeling and distribution standards. Our production and distribution facilities are also subject to various local environmental laws and workplace regulations.

We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures or otherwise adversely effect our business and financial results.

We may be liable if the consumption of any of our products cause injury, illness or death. We may also be required to recall certain of our products that become contaminated or are damaged. We are not aware of any material product liability judgment against us. However, a product liability judgment of a product recall could have a material adverse effect on our business or financial results.

It may be difficult to serve us with legal process or enforce judgments against our management or us.

All of our assets are located in China. In addition, all of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

-	judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or
-	in original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of your investment.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice. Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our Class A Common Stock and our ability to access U.S. capital markets.

The Chinese economic, political and social conditions as well as government policies could affect our business.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

-	government involvement
-	level of development
-	growth rate
-	control of foreign exchange; and
-	allocation of resources

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

-	changes in the rate or method of taxation
-	imposition of additional restrictions on currency conversion and remittances abroad
-	reduction in tariff or quota protection and other import restrictions; and
-	changes in the usage and costs of state-controlled transportation services

Fluctuations in the value of the Chinese Renminbi relative to foreign currencies could affect our operating results.

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The Chinese government recently announced that it is valuing the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operation. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not have significant market risk and we do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Change in Internal Controls

There were no significant changes in our internal controls or in the other factors that could significantly affect our internal controls over financial reporting during the three months ended September 25, 2005.

Other Information

In August 2004, we appointed a consulting firm to assist the management team to strengthen and to document our internal controls and processes with the objective of full compliance with the Sarbanes - Oxley Act. This project is scheduled to be completed in late 2006.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2005, we issued 6,000 shares of Series A 7% Mandatorily Redeemable Convertible Preferred Stock initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95, raising $6.0 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 were also issued. In addition to the securities issued, a fee of $360,000 in cash was paid to the placement agent. The proceeds of the private placement were used to acquire a soybean processing factory and the remainder was and will continue to be used for general working capital purposes and may be used for potential future acquisitions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 8, 2005, we sought and obtained the written consent, in lieu of a meeting of stockholders, of the holder of 78% of our outstanding voting stock, approving the terms of a proposed private placement involving the potential issuance, at below market price, of greater than 19.999% of our shares of Class A Common Stock outstanding immediately prior to the private placement which was completed on July 11, 2005. Further information relating to the matter is stated in the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on July 26, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: November 9, 2005	By:	/s/ Li Xia Wang

	Name:	Li Xia Wang
	Title:	Chief Executive Officer

Dated: November 9, 2005	By:	/s/ Peter Mak

	Name:	Peter Mak
	Title:	Chief Financial Officer