Form 10-Q/A
period 2005-06-25
NEW DRAGON ASIA CORP
filed 2005-11-15
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Class A Common Stock outstanding as of November 4, 2005 was 47,282,953.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2005, initially filed with the Securities and Exchange Commission on August 8, 2005 (the “Original Filing”), reflects a restatement (the “Restatement”) of the consolidated financial statements of the Company. The determination to restate these financial statements of results from the misclassification of certain costs related to the issuance of the Mandatorily Redeemable Series A 7% Convertible Preferred Stock that took place on July 11, 2005. The Company accrued estimated offering costs of $400,000 with a corresponding charge to selling and distribution expenses. However, in accordance with accounting principles generally accepted in the United States, commissions and issuance expenses related to redeemable preferred stock classified as a liability under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, should be accounted for in the same manner as issuance costs associated with debt by deferring and amortizing the costs to interest expense over the contractual term of the debt. The restatement has resulted in a $400,000 reduction in current liabilities and a $400,000 increase in retained earnings and net income. This restatement has had no effect on the provision for income taxes.

This Form 10-Q/A amends and restates (i) Item 1. Consolidated Statements; (ii) Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Item 6. Exhibits. Except to the extent modified or updated, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31.1, 31.2 and 32.1.).

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 25, 2005	December 25, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,053	$219
Accounts receivable, net	6,232	6,414
Deposits and prepayments, net	3,527	2,520
Inventories, net	5,478	3,990
Due from related companies	822	1,183
Total current assets	17,112	14,326

Property, machinery and equipment, net	15,575	16,098
Land use rights, net	3,766	3,822
Total assets	$36,453	$34,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,557	$2,696
Other payables and accruals	1,968	1,898
Taxes payable	1,656	1,491
Due to related companies	152	831
Total current liabilities	6,333	6,916

Due to parent company	1,187	303
Due to joint venture partners	88	110
Total liabilities	7,608	7,329

Minority interests	50	82

Stockholders' equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares issued and outstanding Common stock, par value $0.0001; 102,000,000 shares authorized; 45,061,242 shares of Class A Common Stock issued and outstanding at June 25, 2005 and December 25, 2004; no shares of Class B Common Stock issued and outstanding	4	4
Additional paid-in-capital	9,909	9,909
Retained earnings	18,882	16,922
Total stockholders’ equity	28,795	26,835
Total liabilities and stockholders' equity	$36,453	$34,246

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2005	2004	2005	2004
Net sales	$8,993	$8,547	$17,275	$15,945
Cost of goods sold	(7,584)	(6,986)	(14,374)	13,051
Gross profit	1,409	1,561	2,901	2,894
Selling and distribution expenses	(161)	(235)	(282)	(624)
General and administrative expenses	(405)	(464)	(978)	(1,125)
Income from operations	843	862	1,641	1,145
Other income (expenses):
Interest expense	(1)	(33)	(1)	(72)
Interest income	–	1	–	13
Other income	796	113	798	441
Income before taxes	1,638	943	2,438	1,527
Provision for income taxes	(258)	(412)	(511)	(658)
Income before minority interests	1,380	531	1,927	869
Minority interests	(8)	8	33	8
Net income	$1,372	$539	$1,960	$877
Basic and diluted earnings per common share	$0.03	$0.01	$0.04	$0.02
Weighted average common shares outstanding	45,061	45,061	45,061	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Six months ended June 25,
	2005	2004
Cash flows from operating activities:
Net income	$1,960	$877
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	49	(57)
Depreciation and amortization	582	614
(Gain) loss on sale of property, machinery and equipment	3	(15)
Minority interest	(32)	(8)
Changes in operating assets and liabilities:
Accounts receivable	133	767
Deposits and prepayments	(1,007)	(330)
Inventories	(1,488)	(106)
Amounts due from related companies	361	(973)
Accounts payable	(139)	(370)
Other payables and accruals	70	1,150
Taxes payable	165	382
Amounts due to related companies	(679)	–
Net cash provided by (used in) operating activities	(22)	1,931

Cash flows from investing activities:
Proceeds from disposal of property, machinery and equipment	2	2,266
Purchases of property, machinery and equipment	(8)	(2,151)
Net cash provided by (used in) investing activities	(6)	115

Cash flows from financing activities:
Proceeds from short-term borrowings	–	602
Repayments of short-term borrowings	–	(2,036)
Due to parent company	884	(876)
Due to joint venture partners	(22)	(1,201)
Capital contribution from minority interest	–	124
Net cash provided by (used in) financing activities	862	(3,387)
Net increase (decrease) in cash and cash equivalents	834	(1,341)
Cash and cash equivalents at the beginning of the period	219	1,783
Cash and cash equivalents at the end of the period	$1,053	$442

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

NOTE 3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)

Accounts receivable	$7,056	$7,189
Less: Allowance for doubtful accounts	(824)	(775)
	$6,232	$6,414

NOTE 4.	INVENTORIES

Inventories consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)

Raw materials (including packing materials)	$4,798	$2,812
Finished goods	1,216	1,725
	6,014	4,537
Less: Provision for inventory obsolescence	(536)	(547)
	$5,478	$3,990

NOTE 5.	PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following:

	June 25, 2005	December 25, 2004
	(Unaudited)

Buildings	$9,259	$9,415
Machinery and equipment	12,088	11,940
	21,347	21,355
Less: Accumulated depreciation and amortization	(5,772)	(5,257)
	$15,575	$16,098

NOTE 6.	LAND USE RIGHTS

Land use rights consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)
Land use rights	$4,432	$4,432
Less: Accumulated amortization	(666)	(610)
	$3,766	$3,822

NOTE 7.	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 25, 2005	December 25, 2004
	(Unaudited)
Deposits from customers	$301	$554
Accruals for staff salaries, bonus and benefits	338	515
Utilities and accrued expenses	1,329	829
	$1,968	$1,898

NOTE 8.	TAXATION

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the options with the following assumptions:

	As of the grant date
	June 22, 2005	November 2, 2004
Life (years)	10	10
Annual dividend per share	None	None
Risk - free interest rate	3%	3%
Expected volatility	50%	50%

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

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

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

Selling and distribution expenses were $282,000 for the six months ended June 25, 2005, representing a decrease of $342,000 or 55% from $624,000 for the corresponding period of 2004. Such expenses were $161,000 for the quarter ended June 25, 2005, representing a decrease of $74,000 from $235,000 for the corresponding quarter of 2004. The decrease in both periods was primarily the result of cost controls implemented in early 2004.

As a percentage of revenue, selling and distribution expenses decrease to 2% in the six months ended June 25, 2005 from 4% in the corresponding period in 2004. Such expenses decrease to 2% in the first quarter of 2005 from 3% in the corresponding period in 2004. The decrease in both periods was primarily a result of cost controls implemented in early 2004.

Net Income

Net income increased $1,083,000, or 123% to $1,960,000 for the six months ended July 25, 2005, as compared to $877,000 for six months ended July 25, 2004. Such net income increased $833,000, or 155% to $1,372,000 for the quarter ended June 25, 2005 as compared to $539,000 for the quarter ended June 25, 2004. Such increase in both periods was primarily due to the revenue growth and the earnings contribution of the new plants.

As a percentage of revenue, net income increased to 11% for the six months ended June 25, 2005, as compared to 6% for the six months ended June 25, 2004. Such net income increased to 15% for the quarter ended June 25, 2005 as compared to 6% for the quarter ended June 25, 2004. The increase was primarily due to the increase in revenue.

Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased $3,369,000 to $10,779,000 at June 25, 2005 as compared to $7,410,000 at December 25, 2004. The increase was primarily due to the growth and profitability of the business and improved collections of receivables during the six months ended June 25, 2005.

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

PART II: OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: November 14, 2005	By:	/s/ Li Xia Wang

Name: Li Xia Wang Title: Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Peter Mak

Name: Peter Mak Title: Chief Financial Officer