Form 10-K
period 2005-12-25
NEW DRAGON ASIA CORP
filed 2006-03-23
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended December 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as Specified in its Charter)

Florida	88-0404114
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 2808, International Chamber of Commerce Tower
Fuhua Three Road, Shenzhen, China
(Address of Principal Executive Offices) (Zip Code)

(86 755) 8831-2115
(Registrant’s telephone number, including area code)

Securities registered pursuant Section 12(b) of the Exchange Act: Class A Common Stock, $ 0.0001 par value

Securities registered pursuant Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 25, 2005 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $8.27 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 9, 2006, there were 50,501,988 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) related to the 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

Availability of SEC Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s reports filed with the SEC, free of charge, on our website at http://www.newdragonasia.com.

PART I

ITEM 1. BUSINESS

OVERVIEW

New Dragon Asia Corp. and its subsidiaries (collectively, “New Dragon”, “NWD” or “the Company”, “We”, “us”, or “our”) are engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. We are headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”). With a well-known brand name called “Long Feng”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have six manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of Soybean powder. We were incorporated in the State of Florida on March 18, 1999 under the name Bio-Aqua Systems, Inc.

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

In late 2005, we started producing two types of soybean products - soybean protein powder and soybean powder. They are principally supplied to food and beverage manufacturers.

Our product breakdown for the year ended December 25, 2005 was approximately 65% for flour products and 35% for instant noodles. For more information, please refer to Note 20 of the accompanying consolidated financial statements “Segment Information”.

We believe that we have developed a reputation in China for producing high quality food products. Our production plants operate to the highest level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our “state of the art” manufacturing equipment is imported from Switzerland, Japan and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the “Long Feng” brand.

Flour and water are the two main ingredients used to produce our noodle products. Flour is extracted from wheat through a milling process. Wheat sourced by our milling operation in Shandong Province is generally regarded as being the highest quality available in China. To produce our noodles, we mix flour with water and other ingredients and then extrude or roll the mixture into the desired shape of the noodle. The mixture then travels through a series of state-of-the-art dryers before being stabilized at room temperature. After stabilization, the noodles are steamed and cooked in deep fryers, cooled and then mixed with various seasonings and freeze dried additives such as chicken, vegetables or beef which are prepared from raw ingredients in a separate building within our production complex. The finished product is then packed, palletized and shipped.

MARKETING AND SALES

Most of our products are regionally marketed and distributed throughout China. Our sales and marketing strategy focuses on maintaining our relationships with our distributors by holding annual sales order meetings and hosting regular distributor conferences. We also believe that we have an excellent quality/price dynamic.

Our domestic distribution system is the key to its continued success in developing “Long Feng” as one of the leading brands in China. We have more than 200 points of distribution, of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.

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

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia. During 2005, export sales accounted for approximately 7% of our instant noodle sales.

During 2005, we also received orders for flour from certain KFC Corporation (“KFC”) locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the positive brand reputation and quality of Long Feng as well as the Company’s commitment to maintaining international quality standards.

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

STRATEGY

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

- Acquire additional locations to increase our production capacity

- Build strategic alliances with multinational food groups to enhance product range and capitalize on our China distribution network

Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales. Acquisitions of plants will require an additional infusion of funds in the form of debt or equity, or a combination of both. However, there can be no assurance these funds will be available.

EMPLOYEES

We employ approximately 1,500 employees. All of them are located in the eight plants and the executive office located in Shenzhen. We have maintained good relationships with our employees and no major disputes have incurred since our inception.

GOVERNMENTAL REGULATIONS ON OUR OPERATIONS IN CHINA

All of our PRC subsidiary companies operate in facilities that are located in China. Accordingly, our PRC subsidiaries’ operations have to conform to the governmental regulations and rules of China.

We are subject to the PRC’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operations are in compliance with applicable environmental laws, including those laws relating to air, water, and noise pollution.

We are also subject to various laws and regulations administered by various local governments relating to the operation of our production facilities. We believe that we are in compliance with all governmental laws and regulations related to our products and facilities.

THE CHINESE LEGAL SYSTEM

The practical effect of the PRC’s legal system on our business operations in China can be viewed from two separate but intertwined considerations.

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

Similarly, the PRC accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise’s financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Auditing Standards.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

CURRENCY CONVERSION AND EXCHANGE

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate as a result of changes in two countries’ economic conditions. To date, we have not engaged in any currency hedging transactions in connection with our operations.

CUSTOMERS

We have approximately 550 customers for our products. None of our customers account for more than 5% of our revenue. We source our wheat and soybean from approximately 30 suppliers. None of the supplier accounts for more than 5% of our purchase. Historically, our fourth quarter revenue is much higher than the other three quarters due to Chinese New Year holiday.

ITEM 1A. RISK FACTORS.

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

RISKS RELATED TO OUR CLASS A COMMON STOCK

We have never declared or paid any dividends on our Class A Common Stock. The declaration and payment in the future of any cash or stock dividends on the Class A Common Stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Class A Common Stock, including the shares of our outstanding Series A and Series B Preferred Stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. We do not expect to declare or pay any dividends on our Class A Common Stock in the foreseeable future.

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Heng Jing Lu. Ms. Ling Wang, our Vice President and a director, is the holder of record of 100% of the equity interests of Long Feng Food Overseas Ltd. (“Long Feng Food”), which in turn owns 100% of the equity interests of New Dragon Pacific Holding Ltd., which in turn holds 100% of the equity interests of New Dragon Asia Food Ltd. By virtue of an understanding with Ms. Wang, Mr. Lu has sole voting and dispositive control over the shares of Long Feng Food and, accordingly, has sole voting and dispositive control of the shares of us held by New Dragon Asia Food Ltd., which is our majority shareholder. As a result, Mr. Lu through this shareholder, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

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

We have acquired several companies and businesses and plan to continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including: (a) diversion of management’s attention from other business concerns; (b) failure to integrate the acquired company with our existing businesses; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities.

If we are unable to implement our acquisition strategy, we may be less successful in the future. A key component of our growth strategy is accomplished by acquiring additional flour and noodle factories and, if our acquisition of a soybean business proves successful, our acquisition strategy may expand to include future acquisitions of soybean businesses. While there are many such companies, we may not always be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that we would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management’s attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation and changes in the rate or method of taxation.

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

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited legal precedents. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the PRC to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People’s Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

Enforcement of regulations in China may be inconsistent.

Although the Chinese government introduced new laws and regulations to modernize its securities and tax systems on January 1, 1994, China does not yet possess a expansive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

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

We may be liable if the consumption of any of our products cause injury, illness or death. We may also be required to recall certain of our products that become contaminated or are damaged. We are not aware of any material product liability judgment against us. However, a product liability judgment or a product recall could have a material adverse effect on our business or financial results.

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

All of our assets are located in China. In addition, all of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

- Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or
- Original actions brought in China relating to liabilities against non-residents or us based upon the securities laws of the United States or any state.

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

Substantially all our revenues and expenses are denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The Chinese government values the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operation. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

Our corporate office is located in Shenzhen. Our six manufacturing plants, at four locations in Shandong and Beijing, consist of 30 noodle production lines and flour milling lines, located in Yantai, Penglai, Longkou and Beijing. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. All of our manufacturing facilities have been awarded ISO9002 quality certification.

Facility	Address	Owned/Rented	Size (Sq meters)

Yantai Flour Mill, Yantai Noodle Factory & Soybean Plants	No. 10 Huancheng Road (N), Longkou, Shandong	Owned	25,345

Sanhe Noodle Factory	1 Yanjiao Jing Ha Road (N), Beijing	Owned	26,274

Penglai Flour Mill	Xiao Men Town, Penglai, Shandong	Rented	33,330

Longyuan Plant	Huancheng Beihuan Road, Longkou, Shandong	Owned	35,000

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 14, 2005, we sought and obtained the written consent, in lieu of a meeting of stockholders, of the holder of 70.6% of our outstanding Class A Common Stock, approving the terms of a proposed private placement involving the potential issuance, at below market price, of greater than 19.999% of our shares of Class A Common Stock outstanding immediately prior to the private placement, which was completed on December 22, 2005. Further information relating to the matter is stated in the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on January 5, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our Class A Common Stock is traded on the American Stock Exchange under the symbol NWD. The high and low sale prices of the Class A Common Stock as reported on AMEX for the periods indicated are set forth on the table below.

PRICE RANGE OF COMMON STOCK
	HIGH	LOW
Year Ended December 25, 2004:
First Quarter	$ 1.18	$ 0.74
Second Quarter	$ 1.10	$ 0.50
Third Quarter	$ 0.82	$ 0.55
Fourth Quarter	$ 0.93	$ 0.61

Year Ended December 25, 2005:
First Quarter	$ 0.90	$ 0.72
Second Quarter	$ 1.06	$ 0.79
Third Quarter	$ 2.78	$ 0.96
Fourth Quarter	$ 2.43	$ 1.31

SHAREHOLDERS

As of March 9, 2006, there were 50,501,988 shares of our Class A Common Stock outstanding and we had approximately 5,000 shareholders of record. American Stock Transfer & Trust Company is the registrar and transfer agent for our Class A Common Stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our Class A Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of equity securities during the year ended December 25, 2005 have been previously reported by the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for the years ended December 25, 2005, 2004, 2003 and 2002. The selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	YEARS ENDED DECEMBER 25,
	2005	2004	2003	2002
	(in thousand, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$44,180	$39,221	$30,773	$33,704
Operating expenses:
Selling and distribution	721	1,178	1,330	1,161
General and administrative	2,358	1,611	2,398	601
Income from operations	4,950	4,545	2,193	4,346
Interest expense	1,814	-	-	-
Income before tax and minority interests	5,488	5,900	3,174	4,762
Net income	3,995	4,645	2,727	4,153

Earnings per common share
Basic	0.09	0.10	0.06	0.10
Diluted	0.08	0.10	0.06	0.10
Weighted average common shares outstanding:
Basic	46,125	45,061	42,108	40,911
Diluted	49,860	45,061	42,108	40,911

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$14,332	$219	$1,783	$628
Total assets	59,134	34,246	34,357	40,354
Total stockholders’ equity	46,461	26,835	22,190	17,686

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

To supplement our consolidated financial statements presented in accordance with GAAP, we discuss our results in terms of financial measures that may be deemed to be “non-GAAP financial measures” under the rules and regulations of the Securities and Exchange Commission. Our management believes that these measures provide meaningful information regarding the company’s performance and liquidity by excluding certain expenses that may not be indicative of its core operating results and facilitate comparisons to its historical operations and competitors’ operating results. To the extent such measures are not readily reconcilable to the comparable GAAP financial measures contained in its consolidated financial statements, we provide detailed reconciliations that permit investors to determine how such non-GAAP financial measures have been derived.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

OVERVIEW

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well known brand name called LONG FENG, we market our well-established product line through a countrywide network of more than 200 key distributors and 16 regional offices in 27 Chinese provinces. We have six manufacturing plants in the PRC with an aggregate production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of Soybean powder.

OPERATION PLAN

Our current strategies are:
- to acquire additional plants to enlarge our capacity, and
- to build strategic alliances with multinational food groups to enhance product range and capitalize on our China  distribution network.

Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales. A significant acquisition will require additional funds in the form of debt or equity, or a combination of both. However, there can be no assurance these funds will be available.

ESTABLISHMENT AND ACQUISITIONS IN 2005

New Dragon Asia (Long Kou) Food Co. Ltd (“Soy Bean Plant”)

In July 2005, we acquired the plant and machinery utilized for the production for soybean-derived products from a state-owned enterprise in Shandong. The facility had originally been operated by the Company under a 10-year lease agreement signed on April 27, 2005, which was cancelled upon our acquisition of the facility later that year. We commenced our soybean product business on September 1, 2005. We supply soybean powder in China to customers including Coca-Cola Shanghai.

Shandong Xinlongya Industry and Trade Co. Ltd (“Xinlongya Distributor”)

In October 2005, we acquired a state-owned distributor, Xinlongya Distribution Co. Ltd., which has been serving us as one of our distributors.

YEAR ENDED DECEMBER 25, 2005 COMPARED TO YEAR ENDED DECEMBER 25, 2004

Selected Information from the Consolidated Statements of Operations

	For the years ended December 25,
	2005	2004	2003

Net revenue	$44,180	$39,221	$30,773
Cost of goods sold	(36,151)	(31,887)	(24,852)
Selling and distribution expenses	(721)	(1,178)	(1,330)
General and administrative expenses	(2,358)	(1,611)	(2,398)
Interest expense	(1,814)	-	-
VAT refund	2,158	1,478	1,226
Net income	3,995	4,645	2,727
Adjusted net income	5,625	-	-

Derivation of Adjusted Net Income (in thousands)
2005
Net Income	$3,995
Add: Amortization of the fair value of warrants, beneficial conversion feature and preferred stock issuance costs	1,630

Adjusted net income	$5,625

Net Revenue

Net revenue for the year ended December 25, 2005 was $44.18 million, an increase of $ 4.96 million, or 12.64%, as compared to $39.22 million for the prior year. This increase was primarily due to the growth in market demand for flour and instant noodles and the addition of the soybean products business. The selling prices for all our products remained stable.

Cost of goods sold

For the year ended December 25, 2005, cost of goods sold was $36.15 million, an increase of $4.26 million, or 13.37%, as compared to $31.89 million for 2004. The increase was primarily due to the growth of business.

For the year ended December 25, 2005, as a percentage of revenue, cost of goods sold increased slightly to 81.83% as compared to 81.30% for that of the prior year. For the year ended December 25, 2005, gross margin decreased slightly to 18% as compared to 19% for the prior year.

Selling and distribution expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2005, selling and distribution expenses decreased 38.80% to $0.72 million from $1.18 million in 2004. The decrease was primarily due to cost controls implemented in early 2005. To control costs, the Company has proposed and implemented more effective staffing of our facilities, restricted traveling costs and developed a more efficient sales methodology.

General and administrative expenses

For the year ended December 25, 2005, general and administrative expenses increased $0.75 million to $2.36 million from $1.61 million of 2004. The increase was primarily due to expenses paid for public relations efforts and promotional activities implemented during 2005. In 2005, the Company successfully completed two private placements to raise $15.5 million. The Company also acquired the Soybean plant and the Longyuan plant to expand its business and, in connection therewith, the Company incurred various professional fees, which were recorded as G&A expenses.

Interest expense

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1.22 million, which were recorded as deferred financing costs and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. The Company also recorded $10.78 million related to the beneficial conversion feature and the fair value of warrants isssued in connection with the sale of both series of Preferred Stock. These amounts were recorded as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. For the year ended December 25, 2005, the amortization of such costs charged to the statement of operations was $1.63 million, of which $1.56 million was non-cash.

For the year ended December 25, 2004, we did not issue any mandatorily redeemable convertible preferred stock and there were therefore no similar charges to the statement of operations.

VAT refund

VAT refund increased $0.68 million to $2.16 million for the year ended December 25, 2005 as compared to $1.48 million for the year ended December 25, 2004. This primarily represents the tax refund from the municipal government to encourage foreign investment.

Net income

For the year ended December 25, 2005, net income was $4.0 million, or $0.09 per share, a decrease of $0.65 million, or 13.99% as compared to $4.65 million for 2004. The decrease was primarily due to the amortization of the beneficial conversion feature, issuance cost and accretion of warrants related to issuance of the convertible preferred stock in 2005.

For the year ended December 25, 2005, as a percentage of revenue, net income decreased to 9.04% as compared to 11.84% for that of the prior year. The decrease was primarily due to the amortization of the beneficial conversion feature, issuance cost and accretion of warrants related to issuance of the convertible preferred stock in 2005.

Adjusted net income

For the year ended December 25, 2005, the Company has incurred non-cash amortization of deferred financing costs, value of warrants and beneficial conversion feature of $1.63 million. Should such amount be excluded, net income for 2005 would be adjusted to $5.63 million, or $0.12 per share, an increase of $0.98 million, or 21.09% as compared to $4.65 million for 2004. As a percentage of revenue, adjusted net income for 2005 would have increased to 12.73% as compared to 11.84% for 2004.

YEAR ENDED DECEMBER 25, 2004 COMPARED TO YEAR ENDED DECEMBER 25, 2003

The Company generated revenues of $39.2 million for the fiscal year ended December 25, 2004, which was an $8.4 million or 27.3% increase from $30.8 million for the fiscal year ended December 25, 2003. This increase was primarily due to organic revenue growth, recovery from the negative effects of Severe Respiratory Syndrome, or SARS in 2003 and the revenue contribution of $1.00 million and $0.30 million from the Longyuan Plant and the Penglai Plant.

Selling and distribution expenses decreased from $1.33 million for the fiscal year ended December 25, 2003 to $1.18 million for the fiscal year ended December 25, 2004 due to cost savings from the closure of six sales offices. General and administrative expenses decreased by $0.79 million primarily due to cost control and provision written-back on allowances for doubtful accounts and inventory.

Net income for 2004 was $4.65 million, or $0.10 per share, compared with $2.73 million in 2003. The 70.33% increase in net income was mainly due to the improvement in expense controls and the recovery from the prior negative effects of SARS in 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 25, 2005, the Company had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock and had operating leases for manufacturing and warehouse facilities expiring at various dates through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Mandatorily redeemable convertible preferred stock	$--	$775	$4,253	$4,253	$4,319	$--	$13,600
Operating lease obligations	62	62	62	10	--	--	196
Acquisition of property, plant and equipment	128	--	--	--	--	--	128
Pre-determined annual fee charged by joint venture partners	111	111	111	111	111	3,877	4,432
Total	$301	$948	$4,426	$4,374	$4,430	$3,877	$18,356

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash, and advances from related companies.

The Company’s working capital increased $19.27 million to $26.68 million at December 25, 2005 as compared to $7.41 million at December 25, 2004. The increase was primarily due to the growth and profitability of the business, the proceeds from the issuance of $15.5 million of mandatorily redeemable convertible preferred stock (before related costs and expenses) and improved collections of accounts receivable during the year ended December 25, 2005. The Company believes that it has adequate sources of liquidity to finance its business operations for the foreseeable future.

Cash and cash equivalents were $14.33 million as of December 25, 2005, an increase of $14.11 million as compared to the balance at December 25, 2004 of $0.22 million. The increase was mainly due to the increase in revenue, the proceeds from the issuance of mandatorily redeemable convertible preferred stock and proceeds received from the exercise of warrants.

Net cash provided by operating activities for the year ended December 25, 2005 was $0.92 million, as compared to $2.6 million for the year ended December 25, 2004. The decrease was primarily due to the purchase of inventory and prepayments. Net cash provided by financing activities of $16.04 million for the year ended December 25, 2005 was primarily due to the proceeds from the issuance of mandatorily redeemable convertible preferred stock and the exercise of warrants. In July 2005, we completed a private placement of our securities pursuant to which we received net proceeds of approximately $5.46 million after payment of a placement agent fee and other offering expenses. In December 2005, we completed another private placement of our securities pursuant to which we received net proceeds of approximately $8.82 million after payment of a placement agent fee and other offering expenses.

Net cash used in investing activities for the year ended December 25, 2005 was $3.65 million, which was mainly due to the purchase of property, machinery and equipment.

Off-balance sheet arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, allowance for doubtful accounts, sales returns and allowances, asset impairment, and inventory valuation including product obsolescence. We believe that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our consolidated statement of operations and financial conditions.

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

Revenue recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” Revenues represent the invoiced value of goods, net of value added tax (“VAT”), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Company’s sales made in mainland China are subject to mainland Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Company on purchases (“input VAT”).

Allowance for doubtful accounts

Management provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year.

Inventory Valuation

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Mandatorily redeemable convertible preferred stock

Preferred stock is an unconditional obligation that must be either redeemed for cash or settled by issuing shares of Class A common stock. The Company accounts for preferred stock in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

In connection with the issuance of mandatorily redeemable convertible preferred stock, the Company incurred professional fees, placement agent fees and associated expenses, which were recorded as deferred financing cost and are being amortized over the term of the preferred stock as interest expense using the effective interest method. The Company also recorded the beneficial conversion feature and the fair value of warrants issued in connection with the preferred stock financings. These amounts were recorded as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of the preferred stock as interest expense using the effective interest method.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2004, and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of 2005.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of the idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of exchange rate is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the our net assets and income derived from its operations in the PRC.

Interest Rate Risk

The Company does not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk

We have not experienced significant credit risk as most of our customers are long-term customers with outstanding payment records. We monitor our receivable regularly by our credit manager.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of December 25, 2005 and 2004.
3. Consolidated Statements of Operations for each of the three years ended December 25, 2005, 2004 and 2003.
4. Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 25, 2005, 2004 and 2003.
5. Consolidated Statements of Cash Flows for each of the three years ended December 25, 2005, 2004 and 2003.
6. Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 25, 2005, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

(b) Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B. OTHER INFORMATION

(a) In August 2004, the Company appointed a consulting firm to assist the management team to strengthen and to document the internal controls and processes with the objective of full compliance with the Sarbanes-Oxley Act. This project is scheduled to be completed in late 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning each of our directors continuing in office and each of our current executive officers:

NAME	AGE	POSITION	DIRECTOR SINCE
Heng Jing Lu	54	Chairman	2003
Li Xia Wang	47	Director and Chief Executive Officer	2003
Ling Wang	41	Director and Vice President	2003
Zhi Yong Jiang	39	Independent Non-Executive Director	2003
De Lin Yang	51	Independent Non-Executive Director	2003
Qi Xue	53	Independent Non-Executive Director	2003
Feng Ju Chen	50	Independent Non-Executive Director	2004
Peter Mak	44	Chief Financial Officer	N/A

The business experience during at least the last five years of each of these individuals is as follows:

Mr. Heng Jing Lu, Chairman of the Company, graduated from The Shandong Institute of Economics in accounting and is a PRC qualified accountant. Before joining the Company on December 15, 2003, he had been working in the oil and grain industry for over 30 years. Prior to joining the Company, he was the director of Oil and Grain Bureau of Longkou, Shandong PRC where he had worked since 1975. He has extensive experience in the management of agricultural and food related enterprises and strategic planning. He is primarily responsible for business development and overall company management.

Ms. Li Xia Wang, director and Chief Executive Officer of the Company, graduated from The Shandong Institute of Economics in accounting and is a PRC qualified accountant. She joined the Longkou Oil & Grain Group Company in 1980 where she has remained, her last position being Deputy General Manager. She has over 20 years extensive experience in the field of finance and accounting. She joined as a director of the Company on December 15, 2003.

Ms. Ling Wang, director and Vice President of the Company, graduated from Shandong Television Broadcast University in economics management. She has been working with the subsidiary of the Company since 1981 and her main responsibilities are in operation control and internal audit.

Mr. Zhi Yong Jiang, independent non-executive director of the Company since December 15, 2003, currently serves on the audit committee, acting as Chairman. He graduated from Yantai Oil & Grain College with a degree in finance & accounting. He had been working with Longkou Jinsheng Electronics Co. Ltd since 2000 and prior to joining the Company, his last position was Vice President of Longkou Soybean Food Co., Ltd. He has been working in the accounting and financing field for more than 19 years in different industries. He has extensive experience in the field of finance and accounting.

Mr. De Lin Yang, independent non-executive director of the Company since December 15, 2003, is currently the chairman of the Yantai Hong Yuan CPA, a public accounting firm. Mr. Yang graduated from Shandong Gan Bu Distance Learning University with a bachelor degree in Accounting. He joined the Longkou City Ceramics Factory as an accountant in 1975 and was promoted to Chief Accountant in 1982. From 1989 to 1999, Mr. Yang served as the deputy chairman of the Longkou City CPA. In 2000, Mr. Yang joined the Yantai Hong Yuan CPA as the deputy chairman and was promoted to the chairman of the firm in 2002.

Mr. Qi Xue, independent non-executive director of the Company since March 15, 2003, graduated in 1987 from The Official Institute of Beijing Chemical Industry Management with a diploma of higher education specializing in industrial accounting. He is an associate member of The Chinese Institute of Certified Public Accountants. Since 1999, he has been the Principal of the Longkou Huayu Certified Public Accountants Co. Ltd.

Ms. Feng Ju Chen, independent non-executive director of the Company, graduated from Yantai University in business management and is a member of The Chinese Institute of Certified Public Accountants. She has been the accounting manager of the Audit Bureau of Longkou City for more than 20 years. She has extensive experience in the field of accounting and joined the Company as a director on April 15, 2004.

Mr. Peter Mak, joined the Company as Chief Financial Officer in November 2004. He graduated from Hong Kong Polytechnic University. He is a fellow of the Chartered Association of Certified Accountants in the U.K. and a fellow of the Hong Kong Certified Public Accountants. He is the founder and managing director of VENFUND Investment in Hong Kong and VENFUND VC Investment Management Ltd. in Shenzhen. Previously, he was the managing partner of Arthur Andersen Southern China and also a partner of Arthur Andersen Worldwide.
There are no family relationships between the directors and executive officers.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code covers compliance with law; fair and honest dealings with the company, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code. You can obtain a copy of the Code by sending a written request to the attention of Mr. Peter Mak, Suite 3605, 36/F, News Building, No.2 Shen Nan Zhong Road, Shenzhen, PRC.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating Committee and an Audit Committee.

Compensation Committee.   The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Our Compensation Committee consists of Qi Xue, Feng Ju Chen and Zhi Yong Jiang. Compensation decisions during the fiscal year ended December 25, 2005 were made by all of the directors of the Committee. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Nominating Committee.   Under the rules of the American Stock Exchange (on which our Class A Common Stock is listed for trading), nominees for our Board must be selected either by a nominating committee consisting entirely of independent directors or by a majority of the independent directors, acting pursuant to a standing resolution governing the nominating process. Given the size of our company and the significant committee responsibilities that many directors already have, we have chosen to assign this function to the independent directors rather than to a nominating committee. Consequently, our three independent directors, Qi Xue, Feng Ju Chen and Zhi Yong Jiang, are responsible for nominations. They act pursuant to a standing resolution. To date, the independent directors have not engaged any third parties to assist them in identifying candidates for the Board.

Among the tasks that our independent directors may undertake in this capacity are these:

-	Identifying and selecting those persons who will be nominees for director.

-
Considering factors relevant to the selection of nominees, including requirements of law, stock exchange listing standards, matters of character, judgment, business experience and areas of expertise, the diversity of the Board, and other factors.

-	Recruiting appropriate candidates when necessary, and reviewing the qualifications of any candidates nominated by shareholders.

-	Evaluating from time to time the size and composition of the Board and its committees.

-	Evaluating the function and performance of the Board and its directors.

Audit Committee.   The Audit Committee operates under a written charter. The Audit Committee consists of three directors, Qi Xue, Zhi Yong Jiang and Feng Ju Chen, each of whom meets the independence requirements and standards currently established by the American Stock Exchange and the SEC. In addition, the Board of Directors has determined that Mr. Qi Xue is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the American Stock Exchange. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee also oversees the performance of the Company’s internal audit and compliance functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Based on Company records and other information, we believe that all SEC filing requirements applicable to our directors and executive officers were complied with for 2005.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during each of our last three fiscal years to the identified persons (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-term Compensation
		Annual Compensation (1)			Awards
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	Long-Term Incentive Plan Payouts ($)	All Other Compensation ($) (2)
Li Xia Wang, CEO (2)	2005	20,000	$0		-0-	-		$0
Peter Mak, CFO	2005	180,000	$0		-0-	600,000		$0
Peter Mak, CFO	2004	-0-	$0		-0-	400,000		$0
Heng Jing Lu, CEO	2004	-0-	$0		-0-	-		$0
Heng Jing Lu, CEO (3)	2003	-0-	$0		-0-	-		$0
Xue Jun Song, CEO	2003	-0-	$0		-0-	-		$0

(1) We have concluded that the aggregate amounts of perquisites and other personal benefits paid to the named individuals do not exceed the lesser of $50,000 or 10% of the compensation reported in the table for such individuals.

(2) Ms. Wang assumed the position of Chief Executive Officer on April 1, 2005.

(3) Mr. Lu assumed the position of Chief Executive Officer on December 15, 2003.

OPTION/SAR GRANTS DURING 2005 FISCAL YEAR (INDIVIDUAL GRANTS)

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternate to (f) And (g): Grant Date Value
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	5% ($)(f)	10% ($)(g)	Grant Date Present Value $ (h)
Li Xia Wang, CEO	0	0	0	N/A	-	-	-
Peter Mak, CFO	600,000	100%	$1.20	June 22, 2015	258,000	834,000	-

AGGREGATED OPTION/SAR EXERCISES DURING 2005 FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) Exercisable/Unexercisable
			Exercisable	Unexercisable	Exercisable	Unexercisable
Li Xia Wang, CEO	0	-	-	-	-	-
Peter Mak, CFO	0	-	1,000,000	0	290,000	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee have any relationship with the Company or any of its officers of employees other than in connection with their role as a director. None of the members of the Compensation Committee have participated in any related party transactions with the Company since the beginning of the Company’s last fiscal year.

EMPLOYMENT CONTRACTS

We have an Employment Contract with Mr. Peter Mak, our Chief Financial Officer. Mr. Mak is entitled to an annual compensation of US$180,000 per year until December 31, 2008 and stock options to acquire 400,000 shares of Class A Common Stock at an exercise price of $1.00 per share, 600,000 shares of Class A Common Stock at an exercise price of $1.20 per share and 2,000,000 shares of Class A Common Stock at an exercise price of $1.60 per share. As of March 9, 2006, Mr. Mak had exercised options to purchase 1,000,000 shares of Class A Common Stock and sold such shares of Class A Common Stock.

COMPENSATION OF DIRECTORS

Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 9, 2006, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 9, 2006, there were 50,501,988 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
New Dragon Asia Food Ltd. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048	34,823,954		68.96%
Heng Jing Lu† Chairman	34,823,954	(1)	68.96	%(1)
Ling Wang† Director and Vice President	-0-	(2)	*
Zhi Yong Jiang† Director	-0-		*
De Lin Yang† Director	-0-		*
Qi Xue† Director	-0-		*
Feng Ju Chen† Director	-0-		*
Peter Mak† Chief Financial Officer	2,000,000	(3)	3.96%
All Directors and Executive Officers (8 people)	35,823,954		72.9%

* Less than one percent.
† Address of referenced person is c/o New Dragon Asia Corp. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048.

(1) Represents shares owned by New Dragon Asia Food Ltd. Ms. Ling Wang, our Vice President and a director, is the holder of record of 100% of the equity interests of Long Feng Food Overseas Ltd. (“Long Feng”), which in turn owns 100% of the equity interests of New Dragon Pacific Holding Ltd., which in turn holds 100% of the equity interests of New Dragon Asia Food Ltd. By virtue of an understanding with Ms. Wang, Mr. Lu has sole voting and dispositive control over the shares of Long Feng and, accordingly, has sole voting and dispositive control of the shares held by New Dragon Asia Food Ltd.

(2) By virtue of an oral understanding between Ms. Wang and Mr. Lu, Mr. Lu has sole voting and dispositive control over the shares of Long Feng and, accordingly, has sole voting and dispositive control of the shares held by New Dragon Asia Food Ltd. Ms. Wang disclaims beneficial ownership of any equity interests of Long Feng and New Dragon Asia Food Ltd.

(3) Represents shares underlying immediately exercisable options, which includes options exercisable for 2,000,000 shares at an exercise price of $1.60 per share pursuant to an option granted on January 20, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. For a summary of certain related party transactions, please refer to Note 18 of the Consolidated Financial Statements under the heading “Related Party Transactions” for significant details. The comprehensive summary of information required by Item 13 is set forth in our Proxy Statement under the caption “certain relationships and related transactions” and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has selected Grobstein, Horwath & Company LLP as our independent accountants for the fiscal year ending December 25, 2005. Grobstein, Horwath & Company LLP was our independent accounting firm for the fiscal year ended December 25, 2004.

Public Accountants’ fees

For fiscal years ended December 25, 2005 and 2004, fees for services provided by Grobstein, Horwath & Company LLP were as follows:

	2005		2004
Audit Fees		$142,000		$112,000
Audit Related Fees		$28,500	$	Nil
Tax Fees		$5,000		$4,500
All Other Fees	$	Nil	$	Nil

Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, the review of quarterly financial statements, and the preparation of statutory and regulatory filings. Audit-Related Fees relate to professional services rendered in connection with employee benefit plan audits, accounting consultations, due diligence and audits in connection with acquisitions. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions. All other fees consist of shareholder meeting attendance and printing services. The Audit Committee considered and determined that the provision of non-audit services provided by Grobstein, Horwath & Company LLP is compatible with maintaining the firm’s independence.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

-	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
-	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or
-
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

-	whether the service creates a mutual or conflicting interest between the auditor and the Company;
-	whether the service places the auditor in the position of auditing his or her own work;
-	whether the service results in the auditor acting as management or an employee of the Company; and
-	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.        Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2.  Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)          Exhibits

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
3.3
Certificate of Designations of Preferences, Rights and Limitations of the Series A 7% Convertible Preferred Stock (incorporated herewith by reference to Exhibit 3.1 of our Form 8-K filed on July 12, 2005).

3.4
Certificate of Designations of Preferences, Rights and Limitations of the Series B 7% Convertible Preferred Stock (incorporated herewith by reference to Exhibit 3.1 of our Form 8-K filed on December 23, 2005).

4.1	Subscription Agreement, dated September 4, 2003 (incorporated herewith by reference to Exhibit 4.1 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.2	Subscription Agreement, dated October 3, 2003 (incorporated herewith by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.3	Common Stock Purchase Warrants for the September 4, 2003 Private Placement (incorporated herewith by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.4	Common Stock Purchase Warrants for the October 3, 2003 Private Placement (incorporated herewith by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed on October 3, 2003).
4.5	Form of Warrant issued to Midsummer Investment Ltd. and Islandia, L.P. (incorporated herewith by reference to Exhibit 4.1 to our Form 8-K filed on July 12, 2005).

Exhibit Number	Description
4.6
Form of Warrant issued to Alliance Financial, LLC, Renaissance Advisors BVI, John F. Steinmetz, TN Capital Equities, Ltd. and Kathleen McDonnell (incorporated herewith by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on August 11, 2005).

4.7
Securities Purchase Agreement, dated July 11, 2005, relating to the sale of the Series A 7% Convertible Preferred Stock (incorporated herewith by reference to Exhibit 10.1 to our Form 8-K filed on July 12, 2005).

4.8
Registration Rights Agreement, dated July 11, 2005, by and among New Dragon Asia Corp. and the investors named therein (incorporated herewith by reference to Exhibit 10.2 to our Form 8-K filed on July 12, 2005).

4.9	Form of Warrant issued to Midsummer Investment Ltd. and Islandia, L.P. (incorporated herewith by reference to Exhibit 4.1 to our Form 8-K filed on December 23, 2005).
4.10
Form of Warrant issued to Alliance Financial, LLC, Renaissance Advisors, Inc., John F. Steinmetz, TN Capital Equities, Ltd. and Kathleen McDonnell (incorporated herewith by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed on January 20, 2006).

4.11
Securities Purchase Agreement, dated December 22, 2005, relating to the sale of the Series B 7% Convertible Preferred Stock (incorporated herewith by reference to Exhibit 10.1 to our Form 8-K filed on December 23, 2005).

4.12
Registration Rights Agreement, dated December 22, 2005, by and among New Dragon Asia Corp. and the investors named therein (incorporated herewith by reference to Exhibit 10.2 to our Form 8-K filed on December 23, 2005).

4.13
Registration Rights Agreement, dated December 22, 2005, by and among New Dragon Asia Corp. and New Dragon Food Ltd. (incorporated herewith by reference to Exhibit 4.5 to our Registration Statement on Form S-3 filed on January 20, 2006).

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

Exhibit Number	Description
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

10.9	Employment Agreement between New Dragon Asia Corp. and Peter Mak, dated November 2, 2004 (incorporated herewith by reference to Exhibit 10.9 to our Form 8-K filed on June 29, 2005).
10.10	Employment Supplement between New Dragon Asia Corp. and Peter Mak, dated June 22, 2005 (incorporated herewith by reference to Exhibit 10.9 to our Form 8-K filed on June 29, 2005).
10.11
Supplementary Agreement to Employment Agreement between New Dragon Asia Corp. and Peter Mak, dated January 20, 2006 (incorporated herewith by reference to Exhibit 10.10 to our Form 8-K filed on January 24, 2006).

10.11	Equity Incentive Plan (incorporated herewith by reference to Exhibit B to our Definitive Information Statement on Schedule 14C filed on March 14, 2006).
23.1	Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm, filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2006	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 23, 2006	By:	/s/ Heng Jing Lu
Name: Heng Jing Lu
Title: Chairman

Dated: March 23, 2006	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer

Dated: March 23, 2006	By:	/s/ Ling Wang
Name: Ling Wang
Title: Director

Dated: March 23, 2006	By:	/s/ De Lin Yang
Name: De Lin Yang
Title: Director

Dated: March 23, 2006	By:	/s/ Zhi Yong Jiang
Name: Zhi Yong Jiang
Title: Director

Dated: March 23, 2006	By:	/s/ Qi Xue
Name: Qi Xue
Title: Director

Dated: March 23, 2006	By:	/s/ Feng Ju Chen
Name: Feng Ju Chen
Title: Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2005 and 2004, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 15, 2006

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2005	December 25, 2004

ASSETS

Current assets:
Cash and cash equivalents	$14,332	$219
Accounts receivable, net	6,515	6,414
Deposits and prepayments, net	4,970	2,520
Inventories, net	7,630	3,990
Due from related companies	679	1,183
Total current assets	34,126	14,326

Deposit for property, machinery and equipment	1,000	--
Property, machinery and equipment, net	18,315	16,098
Land use rights, net	3,980	3,822
Deferred financing cost, net	1,713	--
Total assets	$59,134	$34,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,696	$2,696
Other payables and accruals	2,298	1,898
Taxes payable	1,854	1,491
Due to related companies	598	831
Total current liabilities	7,446	6,916

Due to New Dragon Asia Food Limited	137	303
Due to joint venture partners	54	110
Mandatorily redeemable convertible preferred stock, net of discount of $8,655	4,945	--
Total liabilities	12,582	7,329
Minority interests	91	82

Commitments

Stockholders’ equity:
Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 - none issued and outstanding	--	--
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding - 49,322,291 in 2005 and 45,061,242 in 2004
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding
	5 --	4 --
Additional paid-in capital	24,790	9,909
Receivable from stockholder	(49)	--
Retained earnings	20,917	16,922
Accumulated other comprehensive income	798	--
Total stockholders’ equity	46,461	26,835
Total liabilities and stockholders’ equity	$59,134	$34,246

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the years ended December 25,
	2005	2004	2003

Net revenue	$44,180	$39,221	$30,773
Cost of goods sold	(36,151)	(31,887)	(24,852)
Gross profit	8,029	7,334	5,921
Operating expenses:
Selling and distribution expenses	(721)	(1,178)	(1,330)
General and administrative expenses	(2,358)	(1,611)	(2,398)
Income from operations	4,950	4,545	2,193
Other income (expense):
Interest expense	(1,814)	(72)	(249)
Other income	186	(54)	-
Interest income	8	3	4
VAT refund	2,158	1,478	1,226
Income before income taxes and minority interests	5,488	5,900	3,174
Provision for income taxes	(1,487)	(1,296)	(447)
Income before minority interests	4,001	4,604	2,727
Minority interests	(6)	41	--
Net income	$3,995	$4,645	$2,727

Earnings per common share
Basic	$0.09	$0.10	$0.06
Diluted	$0.08	$0.10	$0.06
Weighted average number of common shares outstanding
Basic	46,125	45,061	42,108
Diluted	49,860	45,061	42,108

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in the thousands)

	Class A		Additional	Receivable		Accumulated Other	Total
	Common Stock		Paid-in	from	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholder	Earnings	Income	Equity	Income
Balance at December 25, 2002	40,911	$4	$8,132	$-	$9,550	$-	$17,686	$-
Issuance of common stock in connection with: Private placement in September	3,300	-	1,405	-	-	-	1,405	-
Private placement in October	850	-	372	-	-	-	372	-
Net income for the year ended December 25, 2003	-	-	-	-	2,727	-	2,727	2,727
Balance at December 25, 2003	45,061	4	9,909	-	12,277	-	22,190	-
Net income for the year ended December 25, 2004	-	-	-	-	4,645	-	4,645	4,645
Balance at December 25, 2004	45,061	4	9,909	-	16,922	-	26,835	-
Net income	-	-	-	-	3,995	-	3,995	3,995
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred Stock issuance cost	-	-	565	-	-	-	565	-
Fair value of warrants issued	-	-	5,047	-	-	-	5,047	-
Beneficial conversion feature	-	-	5,168	-	-	-	5,168	-
Conversion of Preferred Stocks and related interest payments made in Class A Common Stock	2,039	0.5	1,971	-	-	-	1,971.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005	49,322	$5	$24,790	$(49)	$20,917	$798	$46,461	$4,793

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 25,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,995	$4,645	$2,727
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	118	(218)	578
Provision for inventory reserve	(413)	(35)	-
Depreciation and amortization of land use rights	1,266	1,187	1,425
Gain on disposal of PRC subsidiary	--	(162)	--
Loss (Gain) on sale of machinery and equipment	5	199	(346)
Amortization of deferred financing costs, value of warrants and beneficial conversion feature	1,630	--	--
Minority interests	6	(41)	--
Stock-based compensation expense	105	--	--
Changes in operating assets and liabilities:
Accounts receivable	(219)	735	(186)
Deposits and prepayments	(3,450)	(1,242)	(216)
Inventories	(3,227)	(1,278)	2,439
Due from related companies	504	(706)	2,375
Accounts payable	--	(1,583)	(163)
Other payables and accruals	472	920	(48)
Taxes payable	363	573	32
Due to related companies	(233)	(371)	400
Net cash provided by operating activities	922	2,623	9,017

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	22	126	994
Purchases of property, machinery and equipment	(3,395)	(2,207)	(92)
Purchases of land use rights	(273)	--	--
Net cash provided by (used in) investing activities	(3,646)	(2,081)	902

Cash flows from financing activities:
Proceeds from issuance of preferred stock	15,500	--	--
Payments of issuance costs related to preferred stock	(1,218)	--	--
Proceeds from short-term borrowings	--	--	4,325
Repayments of short-term borrowings	--	(2,676)	(5,094)
Restricted cash	--	--	181
Proceeds from parent company	--	1,127	--
Repayment to parent company	(166)	--	(5,586)
Repayment to joint venture partners	(56)	(681)	(4,367)
Proceeds from exercise of warrants	1,977	--	1,777
Capital contribution from minority interests	--	124	--
Net cash provided by (used in) financing activities	16,037	(2,106)	(8,764)
Foreign currency translation adjustment	800	--	--
Net increase (decrease) in cash and cash equivalents	14,113	(1,564)	1,155
Cash and cash equivalents at the beginning of the period	219	1,783	628
Cash and cash equivalents at the end of the period	$14,332	$219	$1,783

Non-cash Investing and Financing Activities

Beneficial conversion feature on issuance of preferred stock	$5,168	$--	$--

Fair value discount of warrants attached to issuance of preferred stock	$5,612	$--	$--

Receivable from Stockholder upon exercise of warrants	$49	$--	$--

Conversion of preferred stock and related interest to common stock	$1,900	$--	$--

Interest payments on preferred stock in form of common stock	$72	$--	$--

Supplemental disclosure of cash flows information:

Interest paid	$68	$72	$249
Income taxes paid	$1,865	$10	$380

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corporation, a corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has its corporate office in Shenzhen, and six manufacturing plants in Yantai, Beijing and Penglai.

Details of the subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of ownership	Principal activities

Mix Creation Limited (“MC”)	The British Virgin Islands November 7, 1997	US$1,500,000	100%	Investment holding

Rich Delta Limited (“RD”)	The British Virgin Islands October 28, 1998	US$1,000,000	100%	Investment holding

Hero Treasure Limited (“HT”)	The British Virgin Islands April 19, 2004	US$1	100%	Investment holding

Keen General Limited (“KG”)	The British Virgin Islands July 20, 1998	US$1,500,000	100%	Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB28,500,000	90% (a)	Manufacture, marketing and distribution of flour

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB17,462,000	90% (b)	Manufacture, marketing and distribution of instant noodles

New Dragon Asia Food (Sanhe) Company Limited (“NDAFS”)	The PRC December 25, 1998	RMB51,191,432	79.64% (b)	Manufacture, marketing and distribution of instant noodles

Penglai New Dragon Jin Qiao Food Company Limited (“PNDJQ”)	The PRC December 5, 2003	US$850,000	100%	Manufacture, marketing and distribution of flour

Longkou City Longyuan Packing Materials Company Limited (“LCLPM”)	The PRC March 2004	RMB2,280,000	55% (c)	Manufacture and sale of packing materials

New Dragon Asia (LongKou) Food Company Limited (“NDALS”)	The PRC March 17, 2005	RMB16,996,980	100%	Manufacture, marketing and distribution of soybean products

Shandong Xinlongya Industry and Trade Company Limited (“SXDC”)	The PRC September 27, 2005	US$404,400	100%	Marketing and distribution of instant noodles, flour and soybean products

(a) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement NDAFLY is regarded as 100% owned by the Company. The annual fee has been charged to General and Administrative Expenses for the years ended December 25, 2005, 2004 and 2003.

(b) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company. The annual fees have been charged to General and Administrative Expenses for the years ended December 25, 2005, 2004 and 2003.

(c) LCLPM is a 55% owned subsidiary of NDAFY established in the PRC in March 2004. The remaining 45% equity is owned by Longkou City Longyuan Factory, our Chinese joint venture partner.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No.101 “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonable assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of goods. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

All of the Company’s sales made in Mainland China are subject to the Mainland China value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Company on purchases (“input VAT”).

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

Cash and cash equivalents

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

Financial instruments

The Company accounts for financial instruments under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, other payables and accruals approximate their fair values because of their nature and respective duration.

Accounts receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. Such losses historically have not been significant and have been within management’s expectations. To reduce credit risk, the Company performs periodic credit valuations of its customers.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company has provided an inventory reserve.

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

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company believes no permanent impairment has occurred as of December 25, 2005.

Land use right

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives ranging from 27 to 50 years. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No event has occurred that would trigger an impairment assessment of the Company’s intangible assets with finite lives as of December 25, 2005.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Operating lease

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.

Foreign currency translation

On July 21, 2005, the People’s Bank of China announced an upward adjustment in the Renminbi exchange rate against the U.S. dollar of 2%. The exchange rate of the Renminbi will be valued against a number of currencies, rather than just exclusively to the United States dollar.

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars. The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year. At December 25, 2005, the revenues and expenses of the Company were translated to U.S. dollars at US$1.00 = RMB 8.2167 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB 8.10. The foreign currency translation adjustment of $798,000 has been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

Earnings per share

The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2004, and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of 2005.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of fiscal 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Accounts receivable	$7,408	$7,189
Less: Allowance for doubtful accounts	(893)	(775)
	$6,515	$6,414

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Balance at the beginning of the year	$775	$993
Add: provision during the year	250	662
Less: write-offs during the year	(132)	(880)
Balance at the end of the year	$893	$775

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Deposits for raw materials	$4,350	$1,523
Prepayments and advances	620	997
	$4,970	$2,520

NOTE 6. INVENTORIES

Inventories consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$6,133	$2,812
Finished goods	1,631	1,725
	7,764	4,537
Less: Inventory reserve	(134)	(547)
	$7,630	$3,990

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Balance at the beginning of the year	$547	$582
Add: provision during the year	-	--
Less: write-offs during the year	(413)	(35)
Balance at the end of the year	$134	$547

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Due from affiliated companies for sales	$679	$1,183

NOTE 8. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

	Useful Life	December 25, 2005	December 25, 2004
	(In years)	( In thousands)	(In thousands)
Buildings	40	$9,967	$9,415
Machinery and equipment	5- 12	14,663	11,940
		24,630	21,355
Less: Accumulated depreciation and amortization		(6,315)	(5,257)
		$18,315	$16,098

Depreciation and amortization expense was approximately $1,151,000, $1,187,000, and $1,314,000 for the years ended December 25, 2005, 2004 and 2003, respectively.

NOTE 9. LAND USE RIGHTS

Land use rights consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Land use rights	$4,705	$4,432
Less: Accumulated amortization	(725)	(610)
	$3,980	$3,822

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2005 and 2004, the land use rights consisted of three parcels of land located in Mainland China held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $115,000, $103,000 and $112,000 for the years ended December 25, 2005, 2004 and 2003, respectively.

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Deposits from customers	$1,093	$554
Accruals for payroll, bonus and benefits	334	515
Utilities and accrued expenses	871	829
	$2,298	$1,898

NOTE 11. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2005, 2004 and 2003, substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Four of the PRC subsidiaries of the Company will be eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operate and are also entitled to partial tax refunds from those tax bureaus.

As of December 25, 2005, 2004 and 2003, there were no material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2005	2004	2003

Statutory income tax	33%	33%	33%
Reduction for preferential tax rate	(9)	(9)	--
Impact of effective tax holiday	--	--	(21)
Various differences	3	(2)	2
Effective rate	27%	22%	14%

NOTE 12. CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Convertible Preferred Stock (“Preferred Stock A”), initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2005, of the warrants issued to the placement agent, 277,368 were exercised cashlessly and 101,579 shares have not yet been exercised.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Convertible Preferred Stock (“Preferred Stock B”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Preferred Stock is recorded as a liability since it has an unconditional obligation that must be either redeemed for cash or settled by issuing shares of Class A Common Stock.

In connection with the issuance of the Preferred Stock A and Preferred Stock B, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,217,000 and incurred non-cash expenses totaling $10,780,000 related to the beneficial conversion feature and the fair value of warrants attached to the issuance of the Preferred Stock. These professional fees, placement agent fees and associated expenses were recorded by the Company as deferred financing costs. The beneficial conversion feature and the fair value of the warrants were recorded as discount to the preferred stock liability on the balance sheet and are being amortized over the term of the Preferred Stock through interest expense using the effective interest method. For the year ended December 25, 2005, $1,630,000 of amortized deferred financing costs, beneficial conversion feature and the fair value of the warrants (of which $1,560,000 were non-cash expenses) were charged to the interest expense.

NOTE 13. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.5 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2005, all such warrants have been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 850,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of December 25, 2005, warrant holders have exercised the warrants and purchased 400,000 shares of Class A Common Shares.

NOTE 14. WARRANTS

During the year ended December 25, 2005, warrant holders relating to the September 2003 and October 2003 private placement transactions exercised their warrants to purchase 1,650,000 and 400,000 shares of Class A Common Stock at exercise prices of $0.99 to $0.979, respectively. Accordingly, the excess of the exercise price over the par value of the Common Stock (amounting to $2,025,000) was recorded as additional paid-in capital. As of December 31, 2005, the Company had not received the proceeds from warrants exercised to purchase 49,647 shares of Class A Common Stock and has recorded a receivable from stockholder of $49,000. Legal action to recover such receivable has been commenced by the Company.

Number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under warrants	Exercise Price
October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04
5-year warrants	101,579	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76

NOTE 15. DILUTED COMMON SHARES

The diluted weighted average number of common shares was a summation of the number of outstanding common shares plus the number of common shares that could be converted from outstanding stock options and warrants.

NOTE 16. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R for the fiscal year 2005. As all the stock options as of December 25, 2004 were fully vested, no compensation charges were recorded in fiscal 2005 for these outstanding options. For stock options granted during the year, the Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant using the following assumptions:

	DECEMBER 25, 2005	DECEMBER 25, 2004
Life (years)	10	10
Dividend yield	None	None
Risk - free interest rate	3.6%	3.6%
Volatility	40%	40%

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of December 25, 2005, none of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of December 25, 2005, none of these options were exercised.

	Options Outstanding	Price Range Per Share	Weighted Average Exercise Price Per Share

Options outstanding at December 25, 2003	--	$--	$--
Granted on November 2, 2004	400,000	1.00	1.00
Options outstanding at December 25, 2004	400,000	1.00	1.00
Granted on June 22, 2005	600,000	1.20	1.20
Options outstanding at December 25, 2005	1,000,000	$1.00-1.20	$1.12

The Company recorded compensation expense of $105,000 based on the fair value of the options granted through June 22, 2005.

NOTE 17. COMMITMENTS

Lease commitments

The Company leases manufacturing and warehouse facilities under operating leases, which expire at various dates through March 2009. At December 25, the Company’s future minimum lease payments under operating leases were as follows:

Operating lease obligations
(In thousands)
2006	$62
2007	62
2008	62
2009	10
Total	$196

Total lease expenses were $62,000, $187,000 and $46,000 for the years ended December 25, 2005, 2004 and 2003, respectively.

Annual fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $111,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, total commitments under these arrangements were as follows (in thousands):

2006	$111
2007	111
2008	111
2009	111
2010	111
Thereafter	3,877
Total	$4,432

Acquisition of property, plant and equipment

The Company has committed to purchase certain property, plant and equipment for approximately $128,000 during 2006.

NOTE 18. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the New Dragon Asia Corp. and related companies are summarized below (in thousands):

	2005	2004	2003

Sales of finished goods to:
A joint venture partner, Shandong Longfeng Group Company (a)	$--	$2	$--
Related parties (b)	8	33	113
	$8	$35	$113

Sales of machinery to Shandong Longfeng Group Company	$--	$--	$993

Purchases of raw materials from related parties (b)	$--	$914	$1,344

Pre-determined annual fees charged by joint venture partners:
Shandong Longfeng Group Company	$75	$72	$78
Shandong Longfeng Flour Company Limited (b)	36	36	36
	$111	$108	$114

Management fees charged by a related party (b)	$12	$-	$-

Interest expenses paid to a joint venture partner:
Shandong Longfeng Group Company	$--	$3	$17

Rental expenses paid to related companies (b)	$--	$120	$--

Rental income from a joint venture partner:
Shandong Longfeng Group Company	$64	$64	$64

Purchase of machinery from a related party (b)	$70	$-	$-

(a) Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 19. DISPOSAL OF SUBSIDIARY

On December 20, 2004, the Company sold its 100% share holding in Noble Point Limited (“NP”) which in turn owned a 90% equity interest in New Dragon Asia Food (Dalian) Company limited (“NDAFD”), to its parent company and assumed its loan due to the parent company, at a consideration of $20,000 which approximates to the net asset value of NP and NDAFD in aggregate after the assignment of the loan. NP had no business other than the investment holding in NDAFD whilst NDAFD had ceased business in December 2003.

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into two core business segments, namely instant noodles and flour. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	2005	2004	2003
	(In thousands)
Net revenue:
Instant noodles	$15,353	$12,909	$11,702
Flour	28,827	26,312	19,070
	$44,180	$39,221	$30,773

Income from operations:
Instant noodles	$1,336	$607	$296
Flour	3,614	3,938	1,897
	$4,950	$4,545	$2,193

Interest expenses:
Instant noodles	$1	$6	$22
Flour	183	66	227
	$184	$72	$249

Depreciation and amortization:
Instant noodles	$537	$587	$868
Flour	729	600	557
	$1,266	$1,187	$1,425

Identifiable long-term assets:
Instant noodles	$11,836	$12,031	$14,001
Flour	12,172	7,889	7,468
	$24,008	$19,920	$21,469

NOTE 21. MAJOR CUSTOMERS

No single customer accounted for more than 5%, 5% and 6% of sales for the years ended December 25, 2005, 2004 and 2003, respectively.

NOTE 22. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the years ended December 25, 2005, 2004 and 2003, contributions made by the Company were approximately $161,000, $122,000 and $151,000, respectively.

NOTE 23. BUSINESS COMBINATIONS

The Company completed two acquisitions during the year ended December 25, 2005. These acquisitions were accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations”. The consolidated financial statements include the results of operations of these acquired companies commencing as of their respective acquisition dates. No pro forma information is presented due to the immaterial effect of these acquisitions on the results of operations.

Soy Bean Plant

On July 28, 2005, the Company acquired assets consisting of the plant and machinery utilized for the production for soybean-derived products from a state-owned enterprise in Shandong for a cash consideration of $2,100,000. The facility had originally been operated by the Company under a 10-year lease agreement signed on April 27, 2005, which was cancelled upon the acquisition of the facility in July 2005.

The soybean business is now operated under New Dragon Asia (LongKou) Food Company Limited, the Company’s 100% owned subsidiary.

Xinlongya Distributor

On October 2005, the Company acquired the 100% equity in a state-owned distributor, Shandong Xinlongya Industry and Trade Co. Ltd, for a cash consideration of $404,000. The distributor has been serving as one of the Company’s distributors.

Allocation of Initial Purchase Consideration (in thousands):

Cash and cash equivalent	$414
Accounts Receivable	25
Other receivable	154
Inventory	122
Fixed assets, net	70
785

Accounts payable	(355)
Other payable	(26)
(381)

Net asset value	$404
Acquisition consideration	$404

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net Income (loss) per share
Year Ended December 25, 2005	Net Revenue	Gross Profit	Net Income	Basic	Diluted
(In thousands, except per share data)
First Quarter	$8,282	$1,492	$588	$0.01	$0.01
Second Quarter	8,993	1,409	1,372	0.03	0.03
Third Quarter	11,645	2,157	1,627	0.04	0.03
Fourth Quarter	15,260	2,971	408	0.01	0.01
	$44,180	$8,029	$3,995

Year Ended December 25, 2004
First Quarter	$7,398	$1,333	$338	$0.01	$0.01
Second Quarter	8,547	1,561	539	0.01	0.01
Third Quarter	9,886	1,928	1,192	0.03	0.03
Fourth Quarter	13,390	2,512	2,576	0.06	0.06
	$39,221	$7,334	$4,645

NOTE 25. SUBSEQUENT EVENTS

Acquisition of Chengdu Plant

On February 24, 2006, the Company acquired a noodle manufacturing facility in Chengdu, Sichuan Province, for a cash consideration of $3,300,000. The Chengdu Plant serves the Western China market.

Expansion of Longyuan Packing Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacture and sale of packing materials, with a registered capital of $3,600,000. It is planned to be the second phase of the development of LCLPM, our 55% owned subsidiary. It was established as a separate entity in order to (i) acquire the remaining interests in LCLPM (45%) from the Chinese joint venture partner at net book value and (ii) enjoy new income tax holiday. The 55% equity interest in LCLPM will be transferred in the second quarter of 2006 to NDAPM at net book value. Upon completion of the above-mentioned transactions, LCLPM becomes a 100% owned subsidiary of NDAPM, which is indirectly owned 100% by the Company.