Form 10-Q
period 2006-03-25
NEW DRAGON ASIA CORP
filed 2006-05-04
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Class A Common Stock outstanding as of May 1, 2006 was 51,239,876.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2006

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
ASSETS	March 25, 2006	December 25, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$14,889	$14,332
Accounts receivable, net	7,306	6,515
Deposits and prepayments, net	4,877	4,970
Inventories, net	7,270	7,630
Due from related companies	834	679
Total current assets	35,176	34,126

Deposit for property, machinery and equipment	--	1,000
Property, machinery and equipment, net	20,253	18,315
Land use rights, net	5,082	3,980
Deferred financing cost, net	1,665	1,713
Goodwill	125	--
Total assets	$62,301	$59,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,990	$2,696
Other payables and accruals	2,124	2,298
Taxes payable	2,545	1,854
Due to related companies	717	598
Total current liabilities	8,376	7,446

Due to New Dragon Asia Food Limited	65	137
Due to joint venture partners	125	54
Mandatorily redeemable convertible preferred stock, net of discount of $7,822	5,435	4,945
Total liabilities	14,001	12,582
Minority interests	436	91

Commitments

Stockholders' equity:
Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 13,257 in 2006 and 13,600 in 2005	--	--
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 50,501,988 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	28,616	24,790
Receivable from stockholder	(49)	(49)
Retained earnings	18,401	20,917
Accumulated other comprehensive income	891	798
Total stockholders’ equity	47,864	46,461
Total liabilities and stockholders' equity	$62,301	$59,134

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 25,
	2006	2005

Net revenue	$11,096	$8,282
Cost of goods sold	(9,242)	(6,790)
Gross profit	1,854	1,492
Selling and distribution expenses	(230)	(121)
General and administrative expenses
(Including stock-based compensation of $2,320)	(2,757)	(573)
Income (loss) from operations	(1,133)	798
Other income (expense):
Interest expense	(1,171)	--
Interest income	16	--
Other income	5	2
VAT refund	101	--
Income (loss) before income taxes and minority interests	(2,182)	800
Provision for income taxes	(258)	(253)
Income (loss) before minority interests	(2,440)	547
Minority interests	(76)	41
Net income (loss)	$(2,516)	$588

Earnings (loss) per common share
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01
Weighted average number of common shares outstanding
Basic	49,750	45,061
Diluted	49,750	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at December 25, 2004	45,061	$4	$9,909	$-	$16,922	$-	$26,835	$-
Net income	-	-	-	-	3,995	-	3,995	3,995
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred Stock issuance cost	-	-	565	-	-	-	565	-
Fair value of warrants issued	-	-	5,047	-	-	-	5,047	-
Beneficial conversion feature	-	-	5,168	-	-	-	5,168	-
Conversion of Preferred Stock and related interest payments made in Class A Common Stock	2,039	0.5	1,971	-	-	-	1,971.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005	49,322	5	24,790	(49)	20,917	798	46,461	4,793

Net income (loss)	-	-	-	-	(2,516)	-	(2,516)	(2,516)
Stock-based compensation expense	-	-	2,320	-	-	-	2,320	-
Foreign currency translation adjustment	-	-	-	-	-	93	93	93
Conversion of Preferred Stock, related interest payments made, and cashless exercise of warrants in Class A Common Stock	180	-	386	-	-	-	386	-
Exercise of stock options	1,000	-	1,120	-	-	-	1,120	-
Balance at March 25, 2006	50,502	$5	$28,616	$(49)	$18,401	$891	$47,864	$(2,423)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three months ended March 25,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,516)	$588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for doubtful accounts	(251)	86
Provision for inventory reserve	(13)	(28)
Depreciation and amortization of property, machinery, equipment and land use rights	671	297
Amortization of deferred financing costs, value of warrants and beneficial conversion feature	924	--
Minority interests	76	(41)
Stock-based compensation expense	2,320	--
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(477)	131
Deposits and prepayments	93	(2,071)
Inventories	373	(617)
Due from related companies Increase (decrease) in:	(155)	226
Accounts payable	281	710
Other payables and accruals	(228)	280
Taxes payable	691	537
Due to related companies	119	--
Net cash provided by operating activities	1,908	98

Cash flows from investing activities:
Acquisition	(2,300)	--
Purchases of property, machinery and equipment	(381)	(8)
Purchases of land use rights	(108)	--
Minority interest	266	--
Net cash used in investing activities	(2,523)	(8)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	(43)	--
Proceeds from/repayment to parent company	(72)	3
Proceeds form/repayment to joint venture partners	71	(45)
Proceeds from exercise of stock options	1,120	--
Net cash provided by (used in) financing activities	1,076	(42)
Foreign currency translation adjustment	96	--
Net increase in cash and cash equivalents	557	48
Cash and cash equivalents at the beginning of the period	14,332	219
Cash and cash equivalents at the end of the period	$14,889	$267

Non-cash Investing and Financing Activities

Conversion of preferred stock to common stock	$343	$--

Interest payments on preferred stock in form of common stock	$43	$--

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a corporation incorporated in the State of Florida (collectively with its subsidiaries, the “Company”), is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China. The Company is headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”) and has its corporate office in Shenzhen and six manufacturing plants in Yantai, Beijing and Penglai.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from the estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Accounts receivable	$7,948	$7,408
Less: Allowance for doubtful accounts	(642)	(893)
	$7,306	$6,515

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$893	$775
Add: provision during the period	17	250
Less: write-offs during the period	(268)	(132)
Balance at the end of the period	$642	$893

NOTE 4. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Deposits for raw materials	$4,555	$4,350
Prepayments and advances	322	620
	$4,877	$4,970

NOTE 5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Raw materials (including packing materials)	$5,893	$6,133
Finished goods	1,498	1,631
	7,391	7,764
Less: Inventory reserve	(121)	(134)
	$7,270	$7,630

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$134	$547
Add: provision during the period	--	--
Less: write-offs during the period	(13)	(413)
Balance at the end of the period	$121	$134

NOTE 6. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Due from affiliated companies for sales	$834	$679

NOTE 7. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	March 25, 2006	December 25, 2005
	(In years)	(Unaudited)

Buildings	40	$12,445	$9,967
Machinery and equipment	5 - 12	14,732	14,663
		27,177	24,630
Less: Accumulated depreciation and amortization		(6,924)	(6,315)
		$20,253	$18,315

NOTE 8. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Land use rights	$5,869	$4,705
Less: Accumulated amortization	(787)	(725)
	$5,082	$3,980

NOTE 9. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25, 2006	December 25, 2005
	(Unaudited)

Deposits from customers	$589	$1,093
Accruals for payroll, bonus and benefits	242	334
Utilities and accrued expenses	1,293	871
	$2,124	$2,298

NOTE 10. CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Convertible Preferred Stock (“Preferred Stock A”), initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of March 25, 2006, all of the five-year warrants had been exercised.

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

In connection with the issuance of the Preferred Stock A and Preferred Stock B, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,260,000 and incurred non-cash expenses totaling $10,780,000 related to the beneficial conversion feature and the fair value of warrants attached to the issuance of the Preferred Stock. These professional fees, placement agent fees and associated expenses were recorded by the Company as deferred financing costs. The beneficial conversion feature and the fair value of the warrants were recorded as discount to the preferred stock liability on the balance sheet and are being amortized over the term of the Preferred Stock through interest expense using the effective interest method. For the three months ended March 25, 2006, $ 924,000 of amortized deferred financing costs, beneficial conversion feature and the fair value of the warrants were charged to the interest expense. For the corresponding period in 2005, there were no such amortization expenses incurred.

NOTE 11. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.5 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of March 25, 2006, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of March 25, 2006, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 12. WARRANTS

During the year ended December 25, 2005, warrant holders relating to the September 2003 and October 2003 private placement transactions exercised their warrants to purchase 1,650,000 and 400,000 shares of Class A Common Stock at exercise prices of $0.99 to $0.979, respectively. Accordingly, the excess of the exercise price over the par value of the Common Stock (amounting to $2,025,000) was recorded as additional paid-in capital. As of March 25, 2006, the Company had not received the proceeds from warrants exercised to purchase 49,647 shares of Class A Common Stock, which was being recorded as a $49,000 receivable from stockholder as of December 25, 2005. Legal action to recover such receivable has been commenced by the Company.

In February 2006, there were 101,579 warrants exercised on a cashless basis to acquire 44,165 shares of Class A Common Stock.

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

NOTE 13. DILUTED COMMON SHARES

The diluted weighted average number of common shares was a summation of the number of outstanding common shares plus the number of common shares that could be converted from outstanding stock options and warrants. For the three-month period ended March 25, 2006, the effects of 2 million stock options outstanding as of March 25, 2006 and approximately 6.5 million warrants were excluded from the calculation of diluted loss per share as the effect would have been antidilutive. For the three-month period ended March 25, 2005, there were no potentially dilutive securities outstanding. Therefore the results of basic and diluted earnings per share are equal.

NOTE 14. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R during the fiscal year ended 2005.

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to Peter Mak, the Company’s Chief Financial Officer, at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of March 25, 2006, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of March 25, 2006, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of March 25, 2006, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006

Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

NOTE 15. EARNINGS PER SHARE

The Company follows SFAS No.128, “Earnings Per Share” and SFAS No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.

For the three-month period ended March 25, 2006, the effects of 2 million stock options and approximately 6.5 million warrants were excluded from the calculation of diluted loss per share as the effect would have been antidilutive. For the three-month period ended March 25, 2005, there were no potentially dilutive securities outstanding. Therefore the results of basic and diluted earnings per share are equal.

NOTE 16. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended March 25,
	2006	2005
	(Unaudited)	(Unaudited)
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$19	$--
Shandong Longfeng Flour Company Limited (b)	9	--
	28	--

(a) Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b) Subsidiary of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and other related parties which are primarily joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 17. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

Substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Four of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

As of March 25, 2006 and December 25, 2005, there were no material deferred tax assets or deferred tax liabilities.

NOTE 18. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Delta Link Limited & Chengdu Plant

On February 24, 2006, the Company acquired 100% of the equity interest shares of Delta Link Ltd. (“Delta Link”) for a cash consideration of $3,300,000. Delta Link is a holding company which owns a 90% equity interest in a noodle manufacturing facility in Chengdu, Sichuan Province. The Chengdu Plant serves the western China market.

This acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “ Business Combinations.” The consolidated financial statements include the results of operations of these acquired companies commencing as of the acquisition date. No pro forma information is presented due to the immaterial effect of this acquisition on the consolidated result of operations.

In connection with the acquisition, the assets acquired and the liabilities assumed from Delta Link and the Chengdu Plant were recorded at their fair values on the consolidated balance sheet. Based on the initial purchase price allocation, the Company recorded goodwill in the amount of approximately $125,000.

The long-lived assets and goodwill are subject to periodic review to determine if impairment has occurred and, if so, the amount of such impairment. If the Company determines that impairment exists, the Company will be required to reduce the carrying value of the impaired assets by the amount of impairment and to record a corresponding charge to operations in the period of impairment.

Allocation of initial purchase consideration (in thousands):

Acquisition consideration	$3,300

Accounts receivable	62
Property, machinery and equipment	2,167
Land use rights	1,056
Accounts payable	(13)
Other payable and accruals	(97)
Net assets value	3,175

Goodwill	$125

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited, a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2005, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, allowance for doubtful accounts, sales returns and allowances, asset impairment, and inventory valuation including product obsolescence. We believe that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition.

Management believes that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Contractual Joint Ventures

A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. If we own more than 50% of the joint venture and are able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as an indirect subsidiary and is accounted for as a subsidiary.

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. Revenues represent the invoiced value of goods, net of value added tax (“VAT”), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of our sales made in China are subject to Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by us on purchases (“input VAT”).

Allowance for doubtful accounts

Management provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year.

Inventories valuation

Inventories are stated at the lower of cost, determined on a weighted average basis or net realizable value. Costs of work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS No. 151 in the first quarter of 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

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

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2004, and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of 2005.

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

Operations

We produce and market a broad range of wheat flour for use in bread, dumplings, noodles and confectionary products. Our flour products are marketed under the “Long Feng” brand name and sold throughout China at both wholesale and retail levels.

We provide a wide range of instant noodle products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: (i) packet noodles for home preparation and (ii) snacks and cup noodles for outdoor convenience.

In late 2005, we started producing two types of soybean products - soybean protein powder and soybean powder. They are principally supplied to food and beverage manufactures.

We believe that we have a reputation in China for producing some of the highest quality food products. Our production plants operate to the highest level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our manufacturing equipment is purchased and imported from Switzerland, Japan and South Korea. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

Most of our products are regionally marketed and distributed throughout China. Our sales and marketing strategy focuses on maintaining strong distribution relationships by holding annual sales order meetings, regular distributor conferences and an excellent quality/price dynamic.

We believe our distribution system is the key to our continued success in developing the “Long Feng” brand as one of the leading domestic brands in China. We have more than 200 points of distribution in China, which are owned and managed by distributors. Most of our distributors have long-term relationships with us.

Our primary customer base for both our flour products and instant noodles consists of small retail stores in the rural areas throughout China, where, we believe that our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty by our customers is very strong in this sector. In addition to the small retail sector, we sell to larger supermarkets located in urban areas.

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia. Export sales accounted for approximately 11%, of our instant noodle sales for the first three months of fiscal 2006, compared with 9% for the same period in fiscal 2005.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the brand reputation and quality of the Long Feng brand, as well as our commitment to international quality standards.

Significant establishments and acquisitions during the three months ended March 25, 2006

Acquisition of Delta Link Limited and Chengdu Manufacturing Plant

On February 24, 2006, the Company acquired a noodle manufacturing facility in Chengdu, Sichuan Province, for cash consideration of $3,300,000. The Chengdu Plant serves the Western China market.

Expansion of Longyuan Packing Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. The expansion is planned to be the second phase of the development of Longkou City Longyuan Packing Materials Company Limited (“LCLPM”), our 55% owned subsidiary. It was established as a separate entity in order to (i) acquire the remaining interests in LCLPM (45%) from the Chinese joint venture partner at net book value and (ii) enjoy a new income tax holiday. Management believes that the transfer of the remaining 55% equity interest in LCLPM to NDAPM will be completed in the second quarter of 2006 at net book value. Upon completion of the above-mentioned transactions, LCLPM will become a 100% owned subsidiary of NDAPM, which is indirectly owned 100% by the Company.

Strategy

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

-	Acquire additional locations to increase our production capacity
-	Build strategic alliance with multinational food groups to enhance product range and capitalize on our China distribution network

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

Employees

We have approximately 1,500 employees. All of them are located in the eight plants and the Shenzhen executive office. We have maintained good relationships with our employees and no major disputes have incurred since our inception.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended March 25,
	2006	2005

Net revenue	$11,096	$8,282
Cost of goods sold	(9,242)	(6,790)
Gross profit	1,854	1,492
Selling and distribution expenses	(230)	(121)
General and administrative expenses
(Including Stock-based compensation of $2,320)	(2,757)	(573)
Income (loss) before income taxes an minority interest	(2,182)	800
Provision for income taxes	(258)	(253)
Net income (loss)	(2,516)	588

Three Months Ended March 25, 2006 Compared to Three Months Ended March 25, 2005

Net Revenue

Net revenue for the quarter ended March 25, 2006 was $11,096,000, representing an increase of $2,814,000, or 34%, from $8,282,000 for the quarter ended March 25, 2005. The increase was primarily due to the increase in market demand for the Company’s flour, instant noodles, together with the inclusion of results for the soybean products business, which was not acquired until after the first quarter of 2005.

Gross Profit

As a percentage of net revenue, gross profit decreased to 17% for the quarter ended March 25, 2006 from 18% for the quarter ended March 25, 2005. The slight decrease was primarily due to an increase in the price of raw materials used in the manufacture of our products.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $230,000 for the quarter ended March 25, 2006, representing an increase of $109,000 from $121,000 for the corresponding quarter of 2005. The increase was primarily due the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses increased to 2% in the first quarter of 2006 from 1.5% in the corresponding period in 2005 as a result of expansion of marketing activities at the beginning of the year.

General and Administrative Expenses

General and administrative expenses increased $2,184,000, or 381%, to $2,757,000 for the quarter ended March 25, 2006 as compared to $573,000 for the quarter ended March 25, 2005. The significant increase was primarily due to the stock-based compensation cost which was amounted to $2,320,000 and is non-cash in nature and non-recurring. The charge for stock-based compensation related to the granting of the stock options to purchase up to 2,000,000 shares of Class A Common Stock on January 20, 2006. For the three months ended March 25, 2005, there were no such charges incurred. Should the stock-based compensation cost be excluded, we would have achieved a decrease of 24% in General and Administrative Expenses. The decrease for the first quarter of 2006 primarily resulted from the implementation in previous quarters of cost controls that were not in place in the comparable quarter of 2005. To control costs, the Company has focused on more effectively staffing our facilities and more effective use of office equipment and resources.

Interest Expense

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock in 2005, the Company paid professional fees, placement agent fees and associated expenses amounting to $1.22 million, which were recorded as deferred financing costs and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. The Company also recorded $10.78 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the sale of both series of Preferred Stock in 2005. These amounts were recorded as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. For the three months ended March 25, 2006, the amortization of such costs charged to the statement of operations was $924,000.

For the three months ended March 25, 2005, we did not issue any mandatorily redeemable convertible preferred stock and there were no similar charges to the statement of operations.

VAT Refunds

VAT refund increased to $101,000 for the quarter ended March 25, 2006 as compared to $0 for the quarter ended March 25, 2005. This increase was primarily due to the tax refund from the municipal government to encourage foreign investment.

Net Income

We incurred a net loss of $2,516,000 for the quarter ended March 25, 2006 as compared to a net income of $588,000 for the quarter ended March 25, 2005. Such change was primarily due to (i) the amortization of the beneficial conversion feature, deferred financing cost and accretion of warrants related to issuance of the convertible preferred stock in 2005, which were mostly non-cash and (ii) the stock-based compensation charged in 2006 which was non-cash. Should the stock-based compensation be excluded in deriving the income from operations, we would have an increase of 49% in the income from operations.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies.

Our working capital increased $120,000 to $26,800,000 at March 25, 2006 as compared to $26,680,000 at December 25, 2005, which is in line with our business growth.

Cash and cash equivalents were $14,889,000 as of March 25, 2006, an increase of $557,000 from December 25, 2005, which is in line with our growth in business.

Net cash provided by operating activities for the three months ended March 25, 2006 was $1,908,000, which was primarily due to the increase of sales in the first three months. Net cash provided by financing activities of $1,076,000 for the three months ended March 25, 2006 was mainly due to the additional capital derived from the exercise of stock options.

Net cash used in investing activities for the three months ended March 25, 2006 was $2,523,000, which primarily resulted from the acquisition of the Chengdu Plant.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations and Commercial Commitments

As of March 25, 2006, we had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock and had operating leases for manufacturing and warehouse facilities expiring at various dates through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2006 (a)	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Mandatorily redeemable convertible preferred stock	$--	$730	$4,143	$4,143	$4,241	$--	$13,257
Operating lease obligations	46	62	62	10	--	--	180
Acquisition of property, plant and equipment	128	--	--	--	--	--	128
Pre-determined annual fee charged by joint venture partners	83	111	111	111	111	3,877	4,404
Total	257	903	4,316	4,264	4,352	3,877	17,969

(a) Remaining 9 months in 2006.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provision of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement occurring after the beginning of an entity’s fiscal year that begins after September 5, 2006. The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning in the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of the FSP is not expected to have a material effect on the Company’s consolidated financial statement.

In the first quarter of 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

RISK FACTORS

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deemed immaterial also may impair the Company’s business operations. If any of the following risks occur, the Company’s business prospects, financial condition, operating results and cash flows could be adversely affected in amounts that could be material.

RISKS RELATED TO OUR CLASS A COMMON STOCK

We have never declared or paid any dividends on our Class A Common Stock. The declaration and payment in the future of any cash or stock dividends on the Class A Common Stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Class A Common Stock, including the shares of our outstanding preferred stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. We do not expect to declare or pay any dividends on our Class A Common Stock in the foreseeable future.

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Lu. As of April 13, 2006, Mr. Lu owns 100% of the equity interests of New Dragon Pacific Holding Ltd., which in turn holds 100% of the equity interests of New Dragon Asia Food Ltd. As a result,, Mr. Lu has sole voting and dispositive control over the shares of us held by New Dragon Asia Food Ltd., which is our majority shareholder. As a result, Mr. Lu through his equity ownership, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

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

Although the majority of productive assets in the PRC are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;
-	The Chinese government will continue its pursuit of economic reform policies;
-	The economic policies, even if pursued, will be successful;
-	Economic policies will not be significantly altered from time to time; and
-	Business operations, in China will not become subject to the risk of nationalization.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

-	Government involvement
-	Level of development
-	Growth rate
-	Control of foreign exchange; and
-	Allocation of resource

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

Substantially all of our revenues and expenses are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the net assets and income derived from operations in the PRC.

Interest Rate Risk

The Company does not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk

We have not experienced significant credit risk as most of our customers are long-term customers with good payment records. Our receivables are regularly monitored by our credit manager.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Art of 1934) that could significantly affect our internal controls over financial reporting during the quarter ended March 25, 2006.

Other Information

In August 2004, we appointed a consulting firm to assist the management team to strengthen and to document our internal controls and processes with the objective of full compliance with the Sarbanes - Oxley Act. This project is scheduled to be completed in late 2006.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

On April 13, 2006, as a result of a transfer of shares in one of our intermediate holding companies, our Chairman, Mr. Heng Jing Lu obtained direct control over the shares of our Class A Common Stock that he previously beneficially owned as a result of an oral understanding between Mr. Lu and Ms. Ling Wang, one of our Vice Presidents and a director. Accordingly, the risk factor in our Annual Report on Form 10-K for the year ended December 25, 2005 relating to risks associated with the fact that Mr. Lu controls a significant number of our outstanding Class A Common Stock has been modified. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for complete discussion of the Company’s risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 20, 2006, we sought and obtained the written consent, in lieu of a meeting of stockholders, of the holder of 70.6% of our outstanding voting stock, approving (i) the terms of a supplement to the employment agreement between the Company and Peter Mak, its Chief Financial Officer whereby the Company granted options to purchase up to 2,000,000 shares of our Class A Common Stock and (ii) the terms of an Equity Incentive Plan providing for the issuance of options to purchase up to 3,000,000 shares of Class A Common Stock from the Company. Further information relating to the matter is stated in the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on March 16, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: May 3, 2006	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: May 3, 2006	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer