Form 10-Q
period 2006-06-25
NEW DRAGON ASIA CORP
filed 2006-08-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2006

or

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

The number of shares of Class A Common Stock outstanding as of July 31, 2006 was 51,940,550.

1

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2006

TABLE OF CONTENTS
		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 25, 2006 (unaudited) and December 25, 2005	1

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 25, 2006 and 2005	2

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the six months ended June 25, 2006 and the year ended December 25, 2005	3

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2006 and 2005	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	29

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Submission of Matters to a Vote of Security Holders	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	30

SIGNATURES		31

EXHIBITS

2

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 25,	December 25,
ASSETS	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,523	$14,332
Accounts receivable, net	7,536	6,515
Deposits and prepayments, net	4,326	4,970
Inventories, net	6,996	7,630
Due from related companies	838	679
Total current assets	32,219	34,126

Deposit for property, machinery and equipment	--	1,000
Property, machinery and equipment, net	23,570	18,315
Land use rights, net	6,875	3,980
Deferred financing cost, net	1,589	1,713
Goodwill	125	--
Total assets	$64,378	$59,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,509	$2,696
Other payables and accruals	2,144	2,298
Taxes payable	2,558	1,854
Due to related companies	398	598
Total current liabilities	8,609	7,446

Due to New Dragon Asia Food Limited	71	137
Due to joint venture partners	133	54
Mandatorily redeemable convertible preferred stock, net of discount of $6,657 on June 25, 2006 and $8,655 on December 25, 2005	5,525	4,945
Total liabilities	14,338	12,582
Minority interests	366	91

Commitments

Stockholders' equity:
Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 12,182 in 2006 and 13,600 in 2005	--	--
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 51,867,062 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	29,813	24,790
Receivable from stockholder	(49)	(49)
Retained earnings	18,899	20,917
Accumulated other comprehensive income	1,006	798
Total stockholders’ equity	49,674	46,461
Total liabilities and stockholders' equity	64,378	59,134

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 25,		June 25,
	2006	2005	2006	2005

Net revenue	$11,544	$8,993	$22,640	$17,275
Cost of goods sold	(9,372)	(7,584)	(18,614)	(14,374)
Gross profit	2,172	1,409	4,026	2,901
Selling and distribution expenses	(216)	(561)	(446)	(682)
General and administrative expenses
(Including stock-based compensation of $2,320 for the six months ended June 25, 2006)	(552)	(405)	(3,309)	(978)
Income from operations	1,404	443	271	1,241
Other income (expense):
Interest expense	(1,477)	(1)	(2,648)	(1)
Interest income	7	--	23	--
Other income (expense)	(1)	1	4	3
VAT refund	998	795	1,099	795
Income (loss) before income taxes and minority interests	931	1,238	(1,251)	2,038
Provision for income taxes	(376)	(258)	(634)	(511)
Income (loss) before minority interests	555	980	(1,885)	1,527
Minority interests	(57)	(8)	(133)	33
Net income (loss)	$498	$972	$(2,018)	$1,560

Earnings (loss) per common share
Basic	$0.01	$0.02	$(0.04)	$0.03
Diluted	$0.01	$0.02	$(0.04)	$0.03
Weighted average number of common shares outstanding
Basic	51,470	45,061	50,610	45,061
Diluted	59,978	45,061	50,610	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at December 25, 2004	45,061	$4	$9,909	$-	$16,922	$-	$26,835	$-
Net income	-	-	-	-	3,995	-	3,995	3,995
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred Stock issuance cost	-	-	565	-	-	-	565	-
Fair value of warrants issued	-	-	5,047	-	-	-	5,047	-
Beneficial conversion feature	-	-	5,168	-	-	-	5,168	-
Conversion of Preferred Stock and related interest payments made in Class A Common Stock	2,039	0.5	1,971	-	-	-	1,971.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005	49,322	5	24,790	(49)	20,917	798	46,461	$4,793

Net income (loss)	-	-	-	-	(2,018)	-	(2,018)	$(2,018)
Stock-based compensation expense	-	-	2,320	-	-	-	2,320	-
Foreign currency translation adjustment	-	-	-	-	-	208	208	208
Conversion of Preferred Stock, related interest payments made, and cashless exercise of warrants in Class A Common Stock	1,545	-	1,583	-	-	-	1,583	-
Exercise of stock options	1,000	-	1,120	-	-	-	1,120	-
Balance at June 25, 2006	51,867	$5	$29,813	$(49)	$18,899	$1,006	$49,674	$(1,810)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six months ended
	June 25,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,018)	$1,560
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Allowance for doubtful accounts	(244)	49
Provision for inventory reserve	9	(11)
Depreciation and amortization of property, machinery, equipment and land use rights	1,144	582
Loss on sale of property, machinery and equipment	--	3
Amortization of deferred financing costs, value of warrants and beneficial conversion feature	2,182	--
Minority interests	133	(32)
Stock-based compensation expense	2,320	--
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(714)	133
Deposits and prepayments	644	(1,007)
Inventories	625	(1,477)
Due from related companies Increase (decrease) in:	(159)	361
Accounts payable	800	(139)
Other payables and accruals	(86)	470
Taxes payable	704	165
Due to related companies	(200)	(679)
Net cash provided by/(used in) operating activities	5,140	(22)

Cash flows from investing activities:
Acquisition of Chengdu plant	(2,300)	--
Proceeds from disposal of property, machinery and equipment	--	2
Purchases of property, machinery and equipment	(4,253)	(8)
Purchases of land use rights	(1,943)	--
Minority interests	142	--
Net cash used in investing activities	(8,354)	(6)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	(60)	--
Proceeds from/repayment to parent company	(66)	884
Proceeds from/repayment to joint venture partners	79	(22)
Proceeds from exercise of stock options	1,120	--
Net cash provided by financing activities	1,073	862

Foreign currency translation adjustment	332	--
Net increase (decrease) in cash and cash equivalents	(1,809)	834
Cash and cash equivalents at the beginning of the period	14,332	219
Cash and cash equivalents at the end of the period	$12,523	$1,053

Non-Cash Investing and Financing Activities

Conversion of preferred stock to common stock	$1,418	$--

Interest payments on preferred stock in form of common stock	$164	$--

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a corporation incorporated in the State of Florida (collectively with its subsidiaries, the “Company”), is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China. The Company is headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”) and has its corporate office in Shenzhen and seven manufacturing plants in Yantai, Beijing, Chengdu and Penglai.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and all of its subsidiaries (Note 1) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Investments in companies in which the Company has significant influence, or ownership between 20% and 50% of the investee, are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee. The adjustment is limited to the extent of the Company’s investment in and advances to the investee and financial guarantees made on behalf of the investee. The Company’s investments in other entities are accounted for using the cost method.

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

FIN 46, “Consolidation of Variable Interest Entities” requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The Company has completed a review of its investments in both non-marketable and marketable equity interests as well as other arrangements to determine whether it is the primarily beneficiary of any VIEs. The review did not identify any VIEs.

The consolidated financial statements were prepared in accordance U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

The Company is in the process of responding to comments from the Securities and Exchange Commission (“SEC”) regarding, among other issues, the accounting for the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and related equity-based transactions.  The outcome of such discussions with the SEC may result in adjustments to certain amounts reported in financial statements issued for the quarterly period ended September 25, 2005 and subsequent periods.  These adjustments could affect the presentation and classification of amounts and costs relating to certain equity-based instruments on the Company’s balance sheet and statement of operations, however, the Company currently believes that if such adjustments are made, its report of cash flows will be unaffected.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

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

In May 2005, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of June 25, 2006 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$11,241	$1,282	$12,523
- Others	50,198	1,657	51,855
Liabilities	8,411	5,927	14,338
Minority interests	366	--	366
Intercompany	24,393	(24,393)	--
Equity	34,159	15,515	49,674

Assets located outside of China consist primarily of cash and cash equivalents, deposits and deferred financing costs related to the issuance of the preferred stock. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Accounts receivable	$8,185	$7,408
Less: Allowance for doubtful accounts	(649)	(893)
	$7,536	$6,515

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$893	$775
Add: provision during the period	10	250
Less: write-offs during the period	(254)	(132)
Balance at the end of the period	$649	$893

NOTE 6. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Deposits for raw materials	$3,870	$4,350
Prepayments and advances	456	620
	$4,326	$4,970

NOTE 7. INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Raw materials (including packing materials)	$5,605	$6,133
Finished goods	1,534	1,631
	7,139	7,764
Less: Inventory reserve	(143)	(134)
	$6,996	$7,630

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$134	$547
Add: provision during the period	19	--
Less: write-offs during the period	(10)	(413)
Balance at the end of the period	$143	$134

NOTE 8. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Due from related companies for sales	$838	$679

NOTE 9. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	June 25, 2006	December 25, 2005
	(In years)	(Unaudited)

Buildings	40	$12,553	$9,967
Machinery and equipment	5 - 12	18,372	14,663
		30,925	24,630
Less: Accumulated depreciation and amortization		(7,355)	(6,315)
		$23,570	$18,315

NOTE 10. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Land use rights	$7,704	$4,705
Less: Accumulated amortization	(829)	(725)
	$6,875	$3,980

NOTE 11. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Deposits from customers	$685	$1,093
Accruals for payroll, bonus and benefits	290	334
Utilities and accrued expenses	1,169	871
	$2,144	$2,298

NOTE 12. CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Convertible Preferred Stock (“Series A Preferred Stock”), initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of June 25, 2006, all of the five-year warrants had been exercised, and 3,118 shares of Series A Preferred Stock were converted into 3,282,106 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of June 25, 2006, 200 shares of Series B Preferred Stock were converted into 125,000 shares of Class A Common Stock, and no warrants were exercised.

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Preferred Stock is recorded as a liability since it has an unconditional obligation that must be either redeemed for cash or settled by issuing shares of Class A Common Stock.

The key terms of the Series A Preferred Stock and Series B Preferred Stock are as follows:

	Series A Preferred Stock	Series B Preferred Stock

Preferred Dividend	7% per annum, payable quarterly in arrears in cash or, in certain circumstances in shares of Class A Common Stock.	7% per annum, payable quarterly in arrears in cash or, in certain circumstances in shares of Class A Common Stock.
Mandatory Conversion	Beginning on the 24th month following closing and each month thereafter, the Company shall redeem 1/37th of the face value of the Preferred Stock in either cash or Class A Common Stock.
Beginning at the end of the 24th month following closing and on each third monthly anniversary of that date (quarterly) thereafter, the Company shall redeem 1/13th of the face value of the Preferred Stock in either cash or Class A Common Stock.

Registration
The Company shall file to register the underlying common shares within 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such registration is not effective within certain time periods, the Company must pay cash liquidated damages to the holders in the amount of 2% of the aggregate purchase price and, if such registration shall fail to remain effective, the holders may require the Company to redeem their shares of Preferred Stock in certain circumstances..

The Company shall file to register the underlying common shares with 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such registration is not effective within certain time periods, the Company must pay cash liquidated damages to the holders in the amount of 2% of the aggregate purchase price and, if such registration shall fail to remain effective, the holders may require the Company to redeem their shares of Preferred Stock in certain circumstances.

Anti-dilution
In the event the Company issues at any time while Preferred Stock are still outstanding Class A Common Stock or any type of securities giving right to Class A Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

In the event the Company issues at any time while Preferred Stock are still outstanding Class A Common Stock or any type of securities giving right to Class A Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,277,000 and incurred non-cash expenses totaling $10,780,000 related to the beneficial conversion feature and the fair value of warrants attached to the issuance of the Preferred Stock. These professional fees, placement agent fees and associated expenses were recorded by the Company as deferred financing costs. The beneficial conversion feature and the fair value of the warrants were recorded as discount to the preferred stock liability on the balance sheet and are being amortized over the term of the Preferred Stock through interest expense using the effective interest method. For the six months ended June 25, 2006, $2,182,000 of amortized deferred financing costs, beneficial conversion feature and the fair value of the warrants were charged to the interest expense. For the corresponding period in 2005, there were no such amortization expenses incurred.

NOTE 13. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of June 25, 2006, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of June 25, 2006, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 14. WARRANTS

During the year ended December 25, 2005, warrant holders relating to the September 2003 and October 2003 private placement transactions exercised their warrants to purchase 1,650,000 and 400,000 shares of Class A Common Stock at exercise prices of $0.99 to $0.979, respectively. Accordingly, the excess of the exercise price over the par value of the Common Stock (amounting to $2,025,000) was recorded as additional paid-in capital. As of December 31, 2005, the Company had not received the proceeds from warrants exercised to purchase 49,647 shares of Class A Common Stock and has recorded a stockholder receivable. Legal action to recover such receivable has been commenced by the Company.

In connection with the issuance of Series A Preferred Stock, six-year warrants to purchase 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were issued to the investors. In addition, as part of the compensation to the placement agent, five-year warrants to purchase 378,947 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued. The warrants issued to the placement agent contained a cashless exercise provision. The Company estimated the per share value of the warrants using the Black-Scholes pricing model with the following assumptions:

	Warrants Issued to
	Investors	Private Placement Agent

Expected life (in years)	6	5
Expected volatility	40%	40%
Risk-free interest rate	4%	4%
Dividend yield	0%	0%
Estimated fair value per share	$0.47	$0.43
Aggregate value of the warrants	$1,484,000	$163,000

In connection with the issuance of Preferred Stock B, six-year warrants to purchase 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were issued to the investors. In addition, as part of the compensation to the placement agent, five-year warrants to purchase 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. The warrants issued to the private placement agent contained a cashless exercise provision. The Company estimated the per share value of the warrant using the Black-Scholes pricing model with the following assumptions:

	Warrants Issued to
	Investors	Private Placement Agent

Expected life (in years)	6	5
Expected volatility	98.8%	98.8%
Risk-free interest rate	3.6%	3.6%
Dividend yield	0%	0%
Estimated fair value per share	$1.20	$1.13
Aggregate value of the warrants	$3,563,000	$403,000

The aggregate value of the warrants issued to the investors in connection with Series A Preferred Stock and Series B Preferred Stock was recorded as a discount to the respective preferred stock. The aggregate value of the warrants issued to the private placement agent was recorded as deferred financing costs. Both the fair value of the warrant and the deferred financing costs are being amortized over the term of the respective preferred stock through interest expense using the effective interest method.

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2003	2,075,000	$0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,327,368	0.9945
Forfeited/Cancelled	--	--
Outstanding at December 25, 2005	6,609,474	1.4020
Issued	--	--
Exercised	101,579	1.0400
Forfeited/Cancelled	--	--
Outstanding at June 25, 2006	6,507,895	1.4076
Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at June 25, 2006	6,507,895	1.4076

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76

NOTE 15. DILUTED COMMON SHARES

The Company follows SFAS No.128, “Earnings Per Share” and SFAS No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The diluted weighted average number of common shares was a summation of the number of outstanding common shares plus the number of common shares that could be converted from outstanding stock options and warrants. For the six-month period ended June 25, 2006, the effects of 2 million stock options outstanding as of June 25, 2006 and approximately 6.5 million warrants were excluded from the calculation of diluted loss per share as the effect would have been antidilutive. For the six-month period ended June 25, 2005, there were no potentially dilutive securities outstanding. Therefore the results of basic and diluted earnings per share are equal for those periods.

For the three-month period ended June 25, 2006, in computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. For the three-month period ended June 25, 2005, there were no potentially dilutive securities outstanding. Therefore the results of basic and diluted earnings per share are equal for those periods.

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to Peter Mak, the Company’s Chief Financial Officer, at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of June 25, 2006, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of June 25, 2006, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of June 25, 2006, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006

Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

The following table summarizes outstanding options as at June 25, 2006 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at June 25, 2006	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at June 25, 2006	Weighted Average Exercise Price

$ 1.60	2,000,000	$1.60	5.5	2,000,000	$1.60

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$19	$18	$38	$36
Shandong Longfeng Flour Company Limited (b)	9	9	18	18
	$28	$27	56	54

(a) Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b) Subsidiary of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and other related parties which are primarily joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 18. TAXATION

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

New Dragon Asia Corp. is Delaware corporation with wholly owned operating subsidiaries, as a result, we are not subject to PRC tax for the activities at the Delaware company level . Costs or expenses incurred at the Delaware company level, such as the stock-based compensation and the amortization of financing costs and contra-account related to Series A Preferred Stock and Series B Preferred Stock, could not be used to offset any income derived from PRC when measuring the PRC income tax liabilities. As of June 25, 2006 and December 25, 2005, there were no material deferred tax assets or deferred tax liabilities.

NOTE 19. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that are reasonable could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Contractual Joint Ventures

A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, we have established three contractual joint ventures with three Chinese partners in China. i.e. Shandong Longfeng Flour Co. Ltd., Shandong Longfeng Group Co. and Shandong Yukai Food Co., Ltd., with percentage of ownership ranging from 79.64% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the contractual joint ventures are regarded accounted for as 100% owned by the Company. Hence, the Company’s consolidated financial statements include the financial statements of the contractual joint ventures.

Revenue Recognition

We recognize sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonable assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Provisions for discounts and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. We base our estimates on historical experience taking into considering the type of products sold, the type of customer, and the type of transaction specific in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

We do not offer promotional payments, customer coupons, rebates and other cash redemption offers to its customers.

All of our sales made in Mainland China are subject to the Mainland Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Company on purchases (“input VAT”).

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses for all periods presented.

Allowance for doubtful accounts

Management provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year. We base our estimate (one year) on historical experience and on continuous monitoring of customers’ credit and settlement. We believe we have reasonable basis for making judgments on the allowance for doubtful accounts.

We normally grant up to 90 days credit to our customers. We monitor our allowance for doubtful accounts on a monthly basis. The significant provisions and write-offs during 2006 and 2005 reflect the estimates made by management approximate to the actual results. The net profit and loss impact of the provision and write-off on 2006 and 2005 are $244,000 and $118,000, respectively, which have an insignificant impact on the net income of both years.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We adopted SFAS No. 151 in the first quarter of 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

Mandatorily redeemable convertible preferred stock

Preferred stock is an unconditional obligation that must be either redeemed for cash or settled by issuing shares of Class A Common Stock. We account for preferred stock in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

In connection with the issuance of mandatorily redeemable convertible preferred stock, we incurred professional fees, placement agent fees and associated expenses, which were recorded as deferred financing cost and are being amortized over the term of the preferred stock as interest expense using the effective interest method. We also recorded the beneficial conversion feature and the fair value of warrants issued in connection with the preferred stock financings. These amounts were recorded as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of the preferred stock as interest expense using the effective interest method.

We are currently in the process of responding to comments from the Securities and Exchange Commission (“SEC”) regarding, among other issues, our accounting for mandatorily redeemable convertible preferred stock and related financing transactions.  The outcome of such discussions with the SEC may result in adjustments to certain amounts reported in financial statements issued for the quarterly period ended September 25, 2005 and subsequent periods.  These adjustments could affect the presentation and classification of amounts and costs relating to certain equity-based instruments on the Company’s balance sheet and statement of operations, however, we currently believe that if such adjustments are made, our report of cash flows will be unaffected.

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

Overview

Headquartered in Shandong Province, PRC, we are engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called “LONG FENG”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have seven manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of Soybean powder.

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to begin exports of instant noodles and soybean powder to Europe. From the second quarter of the year, we began export sales to Sweden and Greece. Export sales accounted for approximately 8% of our instant noodle sales for the first six months of fiscal 2006, similar to the same period in fiscal 2005.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the brand reputation and quality of the Long Feng brand, as well as our commitment to international quality standards.

Significant establishments and acquisitions during the six months ended June 25, 2006

Acquisition of Delta Link Limited and Chengdu Manufacturing Plant

On February 24, 2006, we acquired a noodle manufacturing facility in Chengdu, Sichuan Province, for cash consideration of $3,300,000. The Chengdu Plant serves the Western China market.

Expansion of Longyuan Packing Plant

On January 10, 2006, we established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. The expansion is planned to be the second phase of the development of Longkou City Longyuan Packing Materials Company Limited (“LCLPM”), our 55% owned subsidiary. It was established as a separate entity in order to (i) acquire the remaining interests in LCLPM (45%) from the Chinese joint venture partner at net book value and (ii) enjoy a new income tax holiday. As of June 25, 2006, the transfer of the remaining 55% equity interest in LCLPM to NDAPM has been completed at net book value, and LCLPM has become a 100% owned subsidiary of NDAPM, which is indirectly owned 100% by us

Strategy

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

Employees

We have approximately 1,500 employees. All of them are located in the seven plants and the Shenzhen executive office. We have maintained good relationships with our employees and no major disputes have incurred since our inception.

Currency Conversion and Exchange

Although the Chinese government regulations now allow convertibility of Renminbi (“RMB”) for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

Substantially all our revenue and expenses are denominated in RMB. Our RMB cash inflows are sufficient to service our RMB expenditure. For financial reporting purposes, we use U.S. dollars. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting. To date, we have not engaged in any currency hedging transactions in connection with our operations.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Six months ended June 25,		Three months ended June 25,
	2006	2005	2006	2005

Net revenue	$22,640	$17,275	$11,544	$8,993
Cost of goods sold	(18,614)	(14,374)	(9,372)	(7,584)
Gross profit	4,026	2,901	2,172	1,409
Selling and distribution expenses	(446)	(682)	(216)	(561)
General and administrative expenses
(Including Stock-based compensation of $2,320 for the six months ended June 25, 2006)	(3,309)	(978)	(552)	(405)
Income (loss) before income taxes and minority interest	(1,251)	2,308	931	1,238
Provision for income taxes	(634)	(511)	(376)	(258)
Net income (loss)	(2,018)	1,560	498	972

Six Months Ended June 25, 2006 Compared to Six Months Ended June 25, 2005

Net Revenue

Net revenue for the six months ended June 25, 2006 was $22,640,000, representing an increase of $5,365,000, or 31%, from $17,275,000 for the six months ended June 25, 2005. The increase was primarily due to the increase in market demand for our flour and instant noodles, together with the inclusion of results for the soybean products business.

Approximately 90% of the increase was due to the growth in market demand for flour and instant noodles, and the remaining 10% of the increase derived from the addition of the soybean products business. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit increased to 18% for the six months ended June 25, 2006 from 17% for the six months ended June 25, 2005. The increase was primarily due to the decrease in the price of certain raw materials used in the manufacture of our products.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $446,000 for the six months ended June 25, 2006, representing a decrease of $236,000 from $682,000 for the corresponding period of 2005. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses decreased to 2% in the six months ended June 25, 2006 from 4% in the corresponding period in 2005 as a result of cost controls. To control costs, we have continued to more effectively staff our facilities, restrict traveling costs and develop a more efficient sales methodology.

General and Administrative Expenses

General and administrative expenses increased $2,331,000, or 238%, to $3,309,000 for the six months ended June 25, 2006 as compared to $978,000 for the six months ended June 25, 2005. The increase was primarily due to the stock-based compensation cost, which amounted to $2,320,000 and is non-cash in nature and non-recurring. The charge for stock-based compensation related to the granting of the options to purchase up to 2,000,000 shares of Class A Common Stock on January 20, 2006.

Income from Operations

Income from operations decreased $970,000, or 78%, to $271,000 for the six months ended June 25, 2006 as compared to $1,241,000 for the six months ended June 25, 2005. The decrease was primarily due to the stock-based compensation charged in 2006, which was non-cash.

Interest Expense

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock in 2005, we paid professional fees, placement agent fees and associated expenses amounting to $1.28 million, which were recorded as deferred financing costs and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. We also recorded, as interest expense, $10.78 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the sale of both series of Preferred Stock in 2005. These amounts were recorded as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. For the six months ended June 25, 2006, the amortization of such costs charged to the statement of operations was $2,182,000. In addition, the 7% interest liability of the Series A Preferred Stock and Series B Preferred Stock, which was amounted to $466,000 for the six months ended June 25, 2006, was also included in the interest expense in the consolidated Statement of Operations.

VAT Refunds

VAT refund increased to $1,099,000 for the six months ended June 25, 2006 as compared to $795,000 for the six months ended June 25, 2005. This increase was primarily due to the tax refund from the municipal government to encourage foreign investment.

Net Loss

Although our gross profit increased $1,125,000 for the six months ended June 25, 2006, we incurred a net loss of $2,018,000 for the six months ended June 25, 2006 as compared to a net income of $1,560,000 for the six months ended June 25, 2005. Such change was primarily due to (i) the amortization of the beneficial conversion feature, deferred financing cost and accretion of warrants related to issuance of the convertible preferred stock in 2005, which were mostly non-cash and (ii) the stock-based compensation charged in 2006 which was non-cash.

Three Months Ended June 25, 2006 Compared to Three Months Ended June 25, 2005

Net Revenue

Net revenue for the quarter ended June 25, 2006 was $11,544,000, representing an increase of $2,551,000, or 28%, from $8,993,000 for the quarter ended June 25, 2005. The increase was primarily due to the increase in market demand for our flour and instant noodles, together with the inclusion of results for the soybean products business.

Approximately 90% of the increase was due to the growth in market demand for flour and instant noodles, and the remaining 10% of the increase derived from the addition of the soybean products business. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit increased to 19% for the quarter ended June 25, 2006 from 16% for the quarter ended June 25, 2005. The increase was primarily due to the decrease in the price of raw materials used in the manufacture of our products.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $216,000 for the quarter ended June 25, 2006, representing a decrease of $345,000 from $561,000 for the corresponding quarter of 2005. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses decreased to 2% in the quarter ended June 25, 2006 from 6% in the corresponding period in 2005 as a result of cost controls. To control costs, we have implemented our plan for more effective staffing of our facilities, restricted traveling costs and developed a more efficient sales methodology.

General and Administrative Expenses

General and administrative expenses increased $147,000, or 36%, to $552,000 for the quarter ended June 25, 2006 as compared to $405,000 for the quarter ended June 25, 2005. The increase was primarily due to the increase in professional fees on services including fees for investor relations, legal and accounting advice.

Income from Operations

Income from operations increased $961,000, or 217%, to $1,404,000 for the three months ended June 25, 2006 as compared to $443,000 for the three months ended June 25, 2005. The increase was primarily due to the contribution by the newly acquired plants, including a soybean plant, a distribution company, the Chengdu plant and the expansion of the Longyuan packing plant, which did not exist in the corresponding quarter of 2005.

Interest Expense

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock in 2005, we paid professional fees, placement agent fees and associated expenses amounting to $1.28 million, which were recorded as deferred financing costs and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. We also recorded, as interest expense, $10.78 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the sale of both series of Preferred Stock in 2005. These amounts were recorded as a contra-account to the preferred stock liability on the balance sheet and are being amortized over the term of both series of Preferred Stock as interest expense using the effective interest method. For the three months ended June 25, 2006, the amortization of such costs charged to the statement of operations was $1,258,000. In addition, the 7% interest liability of the Series A and Series B Preferred Stock, which amounted to $219,000 for the three months ended June 25, 2006, was also included in the interest expense of the consolidated Statement of Operations.

VAT Refunds

VAT refund increased to $998,000 for the quarter ended June 25, 2006 as compared to $795,000 for the quarter ended June 25, 2005. This increase was primarily due to the tax refund from the municipal government to encourage foreign investment.

Net Income

Although our gross profit increased $763,000 for the three months ended June 25, 2006, net income decreased $474,000, or 49% to $498,000 for the quarter ended June 25, 2006 as compared to $972,000 for the quarter ended June 25, 2005. Such decrease was primarily due to the amortization of the beneficial conversion feature, deferred financing cost and accretion of warrants related to issuance of the convertible preferred stock in 2005, which were mostly non-cash.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies, together with proceeds received from financing transactions.

Our working capital decreased $3,070,000 to $23,610,000 at June 25, 2006 as compared to $26,680,000 at December 25, 2005, which was primarily due to our acquisition of the Chengdu plant and the expansion of the Longyuan packing plant.

Cash and cash equivalents were $12,523,000 as of June 25, 2006, a decrease of $1,809,000 from December 25, 2005, which was primarily due to the expansion of the Longyuan packing plant.

Net cash provided by operating activities for the six months ended June 25, 2006 was $5,140,000, which was primarily due to the increase of sales in the six months. Also, the decreased cost of wheat contributed to higher cash flow from operations. Net cash provided by financing activities of $1,073,000 for the six months ended June 25, 2006 was mainly due to the additional capital derived from the exercise of stock options.

Net cash used in investing activities for the six months ended June 25, 2006 was $8,354,000, which primarily resulted from the acquisition of the Chengdu Plant and the expansion of the Longyuan packing plant.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations and Commercial Commitments

On July 11, 2005, we issued 6,000 shares of Series A 7% Convertible Preferred Stock (“Series A Preferred Stock”), convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6.0 million in gross proceeds.

On December 22, 2005, we issued 9,500 shares of Series B 7% Convertible Preferred Stock (“Series B Preferred Stock”), convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds.

The key terms of the Series A Preferred Stock and Series B Preferred Stock are as follows:

	Series A Preferred Stock	Series B Preferred Stock

Preferred Dividend	7% per annum, payable quarterly in arrears in cash or, in certain circumstances in shares of Class A Common Stock.	7% per annum, payable quarterly in arrears in cash or, in certain circumstances in shares of Class A Common Stock.

Mandatory Conversion	Beginning on the 24th month following closing and each month thereafter, the Company shall redeem 1/37th of the face value of the Preferred Stock in either cash or Class A Common Stock.
Beginning at the end of the 24th month following closing and on each third monthly anniversary of that date (quarterly) thereafter, the Company shall redeem 1/13th of the face value of the Preferred Stock in either cash or Class A Common Stock.

Registration
The Company shall file to register the underlying common shares within 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such registration is not effective within certain time periods, the Company must pay cash liquidated damages to the holders in the amount of 2% of the aggregate purchase price and, if such registration shall fail to remain effective, the holders may require the Company to redeem their shares of Preferred Stock in certain circumstances..

The Company shall file to register the underlying common shares with 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such registration is not effective within certain time periods, the Company must pay cash liquidated damages to the holders in the amount of 2% of the aggregate purchase price and, if such registration shall fail to remain effective, the holders may require the Company to redeem their shares of Preferred Stock in certain circumstances.

Anti-dilution
In the event the Company issues at any time while Preferred Stock are still outstanding Class A Common Stock or any type of securities giving right to Class A Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

In the event the Company issues at any time while Preferred Stock are still outstanding Class A Common Stock or any type of securities giving right to Class A Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

As of June 25, 2006, we had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock and had operating leases for manufacturing and warehouse facilities expiring at various dates through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2006 (a)	2007	2008	2009	2010	Thereafter	Total
			(In thousands)

Mandatorily redeemable convertible preferred stock	$--	$545	$3,796	$3,796	$4,045	$--	$12,182
Operating lease obligations	31	62	62	10	--	--	165
Acquisition of property, plant and equipment	128	--	--	--	--	--	128
Pre-determined annual fee charged by joint venture partners	55	111	111	111	111	3,877	4,376
Total	214	718	3,969	3,917	4,156	3,877	16,851

(a) Remaining 6 months in 2006.

Reconciliation of the outstanding payment obligations of mandatorily redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	1,900
Partial redemption of Series A & B Preferred Stock in 2006	1,418
$12,182

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

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

In May 2005, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

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

RISKS RELATED TO OUR CLASS A COMMON STOCK

We have never paid dividends on our Class A Common Stock.

We have never declared or paid any dividends on our Class A Common Stock. The declaration and payment in the future of any cash or stock dividends on the Class A Common Stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Class A Common Stock, including the shares of our outstanding preferred stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. Factors including, but not limited to, outstanding indebtedness, payment of dividends on securities ranking senior to the Class A Common Stock, decreases in our future earning, increases in capital requirements, and negative results of our financial conditions may restrict our ability to declare or pay any dividends on our Class A Common Stock in the future. We currently intend to retain our future earnings to support operations and therefore do not expect to declare or pay any dividends on our Class A Common Stock in the foreseeable future.

We are controlled by our majority shareholder, which is controlled by our Chairman.

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Lu. As of June 25, 2006, Mr. Lu owns 100% of the equity interests of New Dragon Asia Food Ltd, which is our majority shareholder. As a result, Mr. Lu through his equity ownership, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

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

We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures or otherwise adversely affect our business and financial results.

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

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi (“RMB”). Hence, the effect of the fluctuations of exchange rate is considered minimal to our business operations.

Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain such as complicated document inspection, limited foreign current balance. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

Substantially all our revenue and expenses are denominated in RMB. Our RMB cash inflows are sufficient to service our RMB expenditure. For financial reporting purposes, we use U.S. dollars. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting. To date, we have not engaged in any currency hedging transactions in connection with our operations.

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

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 25, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information

In August 2004, we appointed a consulting firm to assist the management team to strengthen and to document our internal controls and processes with the objective of full compliance with the Sarbanes - Oxley Act. This project is scheduled to be completed in late 2006.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-K that have not already been disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

NEW DRAGON ASIA CORP.

Dated: August 8, 2006	By:	/s/ Li Xia Wang

	Name:	Li Xia Wang
	Title:	Chief Executive Officer

Dated: August 8, 2006	By:	/s/ Peter Mak

	Name:	Peter Mak
	Title:	Chief Financial Officer