Form 10-Q/A
period 2005-09-25
NEW DRAGON ASIA CORP
filed 2006-09-28
CIK 1089590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-Q/A

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

NEW DRAGON ASIA CORP.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2005

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 25, 2005 and December 25, 2004	4

	Consolidated Statements of Income (unaudited) for the three months ended September 25, 2005 and 2004 and the nine months ended September 25, 2005 and 2004	5

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income as of September 25, 2005 (unaudited) and December 25, 2004	6

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2005 and 2004	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

SIGNATURES

EXHIBITS

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to (a) amend the financial statements and the notes to the financial statements and (b) amend Item 2 of Part I to amend our Management's Discussion and Analysis of Financial Condition and Results of Operations . Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to November 9, 2006, the filing date of the original report.

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 25,	December 25,
	2005	2004
	Restated
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,637	$219
Accounts receivable, net	6,596	6,414
Deposits and prepayments, net	5,838	2,520
Inventories, net	5,611	3,990
Due from related companies	842	1,183
Total current assets	23,524	14,326

Property, machinery and equipment, net	18,584	16,098
Land use rights, net	3,847	3,822
Total assets	$45,955	$34,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,754	$2,696
Other payables and accruals	1,979	1,898
Taxes payable	1,679	1,491
Due to related companies	163	831
Embedded derivatives at fair value	12,915	--
Total current liabilities	19,490	6,916

Due to parent company	248	303
Due to joint venture partners	123	110
Total liabilities	19,861	7,329
Minority interests	124	82
Series A Redeemable convertible preferred stock,	1,115	--
Stockholders' equity:
Share capital	5	4
Additional paid-in capital	11,941	9,909
Retained earnings	12,137	16,922
Accumulated other comprehensive income	772	--
Total stockholders’ equity	24,855	26,835
Total liabilities and stockholders' equity	$45,955	$34,246

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2005 Restated	2004	2005 Restated	2004

Net sales	$11,645	$9,886	$28,920	$25,831
Cost of goods sold	(9,488)	(7,958)	(23,862)	(21,009)
Gross profit	2,157	1,928	5,058	4,822
Selling and distribution expenses	(149)	(198)	(431)	(822)
General and administrative expenses	(360)	(686)	(1,338)	(1,811)
Income from operations	1,648	1,044	3,289	2,189
Other income (expense):
Interest expense	-	(1)	(1)	(73)
Interest income	4	--	4	13
Other expense	(207)	(315)	(204)	(486)
VAT refund	928	807	1,723	1,419
(Loss) on fair value adjustments to embedded derivatives	(8,359)	--	(8,359)	--
Income (loss) before taxes	(5,986)	1,535	3,548)	3,062
Provision for income taxes	(381)	(346)	(892)	(1,004)
Income (loss) before minority interests	(6,367)	1,189	(4,440)	2,058
Minority interests	(73)	3	(40)	11
Net (loss) income	$(6,440)	$1,192	$(4,480)	$2,069
Dividend on preferred stock	(96)		(96)
Accretion of Redeemable convertible preferred stock	(209)	--	(209)	--
Income (loss) available to common stockholders	$(6,745)	$1,192	$(4,785)	$2,069

Earnings (loss) per common share
Basic	$(0.14)	$0.03	$(0.11)	$0.05
Diluted	$(0.14)	$0.03	$(0.11)	$0.05
Weighted average number of common shares outstanding
Basic	46,004	45,061	45,376	45,061
Diluted	46,004	45,061	45,376	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, Restated)
(Unaudited)

	Class A Common				Accumulated Other	Total
	Stock		Additional	Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Paid in Capital	Earnings	Income	Equity	Income
Balance at December 25, 2004	45,061	$4	$9,909	$16,922	$-	$26,835	$-

Net (loss) income	-	-	-	(4,480)	-	(4,480)	(4,480)
Accretion of Redeemable preferred stock				(209)		(209)
Dividend on preferred stock				(96)		(96)
Stock-based compensation	-	-	105	-	-	105	-

Foreign currency translation adjustment	-	-	-	-	772	772	772

Issuance of common stock upon exercise of warrants
related to 2003 and 2005 private placements	2,122	1	1,927	-	-	1,928	-

Balance at September 25, 2005	47,183	$5	$11,941	$12,137	$772	$24,855	$(3,708)

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, Restated)
(Unaudited)

	Nine months ended
	September 25,
	2005	2004
Cash flows from operating activities:
Net income	$(4,480)	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	5	256
Depreciation and amortization	917	933
Gain on sale of property, machinery and equipment	(21)	(15)
Loss/(gain) on fair value adjustments to embedded derivatives	8,359	--
Minority interests	42	(11)
Stock-based compensation	105	--
Changes in operating assets and liabilities:
Accounts receivable	(187)	478
Deposits and prepayments	(3,269)	(932)
Inventories	(1,621)	(217)
Amounts due from related companies	341	(1,181)
Accounts payable	58	(415)
Other payables and accruals	81	1,175
Taxes payable	188	650
Amounts due to related companies	(668)	(725)
Net cash provided by (used in) operating activities	(150)	2,065

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	33	1,971
Purchases of property, machinery and equipment	(3,330)	(1,977)
Proceeds from sale of land use rights	--	295
Purchases of land use rights	(110)	(225)
Net cash provided by (used in) investing activities	(3,407)	64

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock	6,000	--
Payments of costs related to issuance of preferred stock	(538)	--
Proceeds from short-term borrowings	--	603
Dividend on preferred stock	(96)	--
Repayments of short-term borrowings	--	(3,121)
Due to parent company	(55)	(149)
Due to joint venture partners	13	(1,187)
Proceeds from issuance of common stock upon exercise of warrants	1,879	--
Capital contribution from minority interests	--	124
Net cash provided by (used in) financing activities	7,203	(3,730)
Foreign currency translation adjustment	772	--
Net increase (decrease) in cash and cash equivalents	4,418	(1,601)
Cash and cash equivalents at the beginning of the period	219	1,783
Cash and cash equivalents at the end of the period	$4,637	$182

Non-cash Investing and Financing Activities
Accretion of redeemable preferred stock	$209	$--
Receivable for common stock issued upon exercise of warrants	$49	$--

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a United States corporation incorporated in the State of Florida, is principally engaged in the milling, sale, and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has its corporate office in Shenzhen, and six manufacturing plants in Yantai, Beijing and Penglai.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and all of its subsidiaries required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Investments in companies in which the Company has significant influence, or ownership between 20% and 50% of the investees, are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investees. The adjustment is limited to the extent of the Company’s investment in and advances to the investees and financial guarantees made on behalf of the investees. The Company’s investments in other entities are accounted for using the cost method.

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

The consolidated financial statements were prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 25, 2005 and Form 10-K for the fiscal year ended December 25, 2004, as filed with the Securities and Exchange Commission.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our Series A & B Redeemable convertible Preferred Stock, are separately valued and accounted for on our balance sheet.

The pricing model we use for determining fair values of our derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support it estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended September 25, 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

The EITF recently deliberated the impact of a liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the interim period ended September 25, 2005 included in this report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants

We have determined that the conversion features of certain of our financial instruments, including our 2005 preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. Our common stock price ranged from a low of $0.79 to a high $2.78 during the quarter ending September 25, 2005, and the aggregate balance sheet amount shown for these derivative liabilities accordingly increased from $4,557 at July 11, 2005 (the date of issuance of the Series A Preferred Stock) to $12,916 on September 25, 2005. We were required to report a change of $8,359 as a (loss) on the embedded derivative liability in other income on our statement of income

Summary of Restatement Items

In late August 2006, we concluded that it was necessary to restate our financial results for the fiscal year ended December 25, 2005 and for the interim periods ended September 25, 2005, March 25, 2006 and June 25, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's Series A Redeemable convertible Preferred Stock issued in July 2005 (the "Series A Preferred Stock") and the Company's Series B Preferred Stock issued in December 2005 (the "Series B Preferred Stock”), the warrants to purchase common stock associated with these offerings, the amortization dividend associated with the discount recorded with respect to the Series A and B Preferred Stock, and (3) warrants to purchase common stock issued with Series A and B Preferred Stock). We had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, we have determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of income. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity. The Company restated weighted average outstanding shares and fully diluted weighted average outstanding shares for the effects of change caused by the above restatement and other calculation errors.

We originally reported the Series A Preferred Stock and Series B Preferred Stock as long-term liabilities. The accompanying financial statements have been restated to show the Series A Preferred Stock as temporary equity between long-term liabilities and stockholder's equity (deficit) at September 25, 2005. We have also amended the periods subsequent to the interim period ended September 25, 2005.

The accompanying financial statements for the quarter ended September 25, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the interim period ended September 25, 2005 are summarized below:

Consolidated Statement of Income (in thousands except per share data)

	Nine months Ended September 25, 2005
	As previously reported	Adjustment		As restated

Income from operations	$3,289			$3,289
Other income (expense):
Interest expense	(293)	292	a	(1)
Interest income	4			4
Other expense	(204)			(204)
VAT refund	1,723			1,723
(Loss) gain on fair value adjustments to embedded derivatives	--	(8,359)	b	(8,359)
Income (loss) before taxes	4,519			(3,548)
Provision for income taxes	(892)			(892)
Income (loss) before minority interests	3,627			(4,440)
Minority interests	(40)			(40)
Net income	$3,587			$(4,480)
Dividend on preferred stock	--	(96)	f	(96)
Accretion of Redeemable preferred stock	--	(209)	c	(209)
Income (loss) available to common stockholders	$3,587			(4,785)

Earnings (loss) per common share
Basic	$0.08	(0.19)	d	$(0.11)
Diluted	$0.07	(0.18)	e	$(0.11)
Weighted average number of common shares outstanding
Basic	45,296	80	g	45,376
Diluted	48,468	(3,092)	g	45,376

Adjustments
a - reverse accretion of Redeemable preferred stock previously reported dividend
b - change in derivative value during the quarter
c - accretion of Redeemable preferred stock
d - to reflect basic earnings per share based upon corrected net loss.
e - adjust fully diluted earnings per share to equal basic loss per share due to the anti-dilutive effects of dilutive shares
f - reclassfiy preferred stock dividend from interest expense
g-Adjust weighted average shares outstanding for corrected calculations

Consolidated Statement of Income (in thousands except per share data)

	Three months Ended September 25, 2005
	As previously reported	Adjustment		As restated

Income from operations	$1,648			$1,648
Other income (expense):
Interest expense	(292)	(292)	a	--
Interest income	4			4
Other expense	(207)			(207)
VAT refund	928			928
(Loss) gain on fair value adjustments to embedded derivatives	--	(8,359)	b	(8,359)
Income (loss) before taxes	2,081			(5,986)
Provision for income taxes	(381)			(381)
Income (loss) before minority interests	1,700			(6,367)
Minority interests	(73)			(73)
Net income	$1,627			$(6,440)
Dividend on preferred stock	--	(96)	f	(96)
Accretion of Redeemable preferred stock	--	(209)	c	(209)
Income (loss) available to common stockholders	$1,627			$(6,745)

Earnings (loss) per common share
Basic	$0.04	(0.19)	d	$(0.14)
Diluted	$0.03	(0.18)	e	$(0.14)
Weighted average number of common shares outstanding
Basic	45,768	236	g	46,004
Diluted	50,333	(4,3290	g	46,004

Adjustments
a - reverse accretion of redeemable preferred stock previously reported dividend
b- change in derivative value during the quarter
c- accretion of Redeemable preferred stock
d - to reflect basic earnings per share based upon corrected net loss.
e- adjust fully diluted earnings per share to equal basic loss per share due to the anti-dilutive effects of dilutive shares
f- reclassify preferred stock dividend from interest expense
g-Adjust weighted average shares outstanding for corrected calculations -

Balance Sheet Impact

In addition to the effects on the Company’s consolidated statement of operations discussed above, the restatement impacted the consolidated balance sheet as of September 25, 2005. The following table sets forth the effects of the restatement adjustments on consolidated balance sheet as of September 25, 2005:

	As
	previously
	reported	Adjustments		As restated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,754			$2,754
Other payables and accruals	1,979			1,979
Taxes payable	1,679			1,679
Embedded derivatives at fair value	--	12,915	a	12,915
Due to related companies	163			163
Total current liabilities	6,575			19,490

Due to parent company	248			248
Due to joint venture partners	123			123
Redeemable convertible preferred stock	3,443	(3,443)	b	--
Total liabilities	10,389			19,861

Redeemable preferred stock:
7% Series A Preferred, $.01 par value, 5,000,0000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $6,000	--	1,115	b	1,115
Minority interests	124			124

Stockholders' equity:
Share capital	5			5
Additional paid-in capital	14,156	(2,215)	c	11,941
Retained earnings	20,509	(8,372)	d	12,137
Accumulated other comprehensive income	772			772
Total stockholders’ equity	35,442			24,855
Total liabilities and stockholders' equity	$45,955			$45,955

Adjustments
a- fair value of embedded derivatives at September 25, 2006
b- reverse Redeemable convertible preferred stock at September 25, 2006 and record as mezzanine financing
c- reverse values recorded for warrants and conversion features at date of the sale of Redeemable convertible preferred stock
d- to reflect aggregate effect of income statement adjustments.

NOTE 3. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 1,793 dilutive shares for warrants and option and 6,316 shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the nine months ended September 25, 2005 and 1,428 dilutive shares for warrants and option and 6,316 shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three months ended September 25, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. For the three months and nine months September 25, 2004 the potentially dilutive securities warrants and options shrike prices exceeded the average market price of the Company’s shares and would have resulted in a reduction of shares outstanding using the treasury stock method and were ant dilutive

The calculation of diluted weighted average common shares outstanding for the three and nine months ended September 25, 2005 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2005			2004
	Income	Weighted			Weighted
	(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (loss) available to common stockholders	$(6,745)	46,004	$(0.14)	$1,192	45,061	$0.03
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--
Options and Warrants	--	--		--	--
Earnings per share - diluted
Income (loss) available to common stockholders	$(6,745)	46,004	$(0.14)	$1,192	45,061	$0.03

	Nine Months Ended September 25,
	2005			2004
	Income	Weighted			Weighted
	(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (loss) available to common stockholders	$(4,785)	45,376	$(0.11)	$2,069	45,061	$0.05
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--
Options and Warrants	--	--		--	--
Earnings per share - diluted
Income (loss) available to common stockholders	$(4,785)	45,376	$(0.11)	$2,069	45,061	$0.05

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25,	December 25,
	2005	2004
	(Unaudited)

Accounts receivable	$7,376	$7,189
Less: Allowance for doubtful accounts	(780)	(775)
	$6,596	$6,414

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25,	December 25,
	2005	2004
	(Unaudited)

Deposits and prepayments	$5,937	$2,627
Less: Allowance for doubtful accounts	(99)	(107)
	$5,838	$2,520

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25,	December 25,
	2005	2004
	(Unaudited)

Raw materials (including packing materials)	$4,827	$2,812
Finished goods	1,295	1,725
	6,122	4,537
Less: Provision for inventory obsolescence	(511)	(547)
	$5,611	$3,990

NOTE 7. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	September 25,	December 25,
	2005	2004
	(Unaudited)

Buildings	$10,118	$9,415
Machinery and equipment	14,553	11,940
	24,651	21,355
Less: Accumulated depreciation and amortization	(6,067)	(5,257)
	$18,584	$16,098

NOTE 8. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25,	December 25,
	2005	2004
	(Unaudited)

Land use rights	$4,542	$4,432
Less: Accumulated amortization	(695)	(610)
	$3,847	$3,822

NOTE 9. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25,	December 25,
	2005	2004
	(Unaudited)

Deposits from customers	$469	$554
Accruals for staff salaries, bonus and benefits	237	515
Utilities and accrued expenses	1,273	829
	$1,979	$1,898

NOTE 10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A Preferred Stock, initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 were also issued. Of the warrants issued to the placement agent, 277,368 were exercised cashlessly and 101,579 shares have not yet been exercised.

The key terms of the Series A Preferred Stock is as follows:

Series A Preferred Stock

Preferred Dividend
7% per annum, payable quarterly in arrears in cash or, at the Company’s option subject to satisfaction of certain conditions, shares of Class A Common Stock valued at 95% of the volume-weighted current market price.

Redemption
July 11, 2010

Beginning on the 24th month following closing and each month thereafter, the Company shall redeem 1/37th of the face value of the Preferred Stock in either cash or Class A Common Stock valued at 90% of the volume-weighted current market price.

Mandatory Conversion	The Company may at any time force the conversion of the Preferred Stock if the volume-weighted current market price of the Class A Common Stock exceeds 300% of the then applicable conversion price.

Registration
The Company shall file to register the underlying Class A Common Stock within 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such Registration is not continuously effective during the period such shares are subject to transfer restrictions under the U.S. federal securities laws, then (subject to certain exceptions) the holders are entitled to receive liquidated damages equal to 2.0% of the purchase price of the Preferred Stock per month.

Anti-dilution
In the event the Company issues at any time while Preferred Stock are still outstanding Common Stock or any type of securities giving rights to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes and Binomial pricing models, and revalued each reporting period with the change in fair value recorded as other income (expense). Since the long term warrants and the conversion feature was deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability.. Additionally the redemption value of the preferred stock of $6000 is accreted as preferred stock dividends over the redemption period, which resulted in an accretion of $209 during the period.

In relation to the issuance of the Series A Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $538,000.

NOTE 11. SHARE CAPITAL

The Company is authorized to issue 107,000,000 shares of capital stock with a par value of $0.0001 each, of which 100,000,000 shares are Class A Common Stock, 2,000,000 shares are Class B Common Stock, and 5,000,000 shares are Preferred Stock. As of September 25, 2005 and December 25, 2004, the following shares of capital stock were issued and outstanding:

	September 25, 2005	December 25, 2004
	(Unaudited)
Class A Common Stock	47,182,953	45,061,242
Class B Common Stock	--	--
Preferred Stock	6,000	--
	47,188,953	45,061,242

NOTE 12. WARRANTS

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

Warrants Issued to
Private Placement Agent

Expected life (in years)	5
Expected volatility	40%
Risk-free interest rate	4%
Dividend yield	0%
Estimated fair value per share	$0.43
Aggregate value of the warrants	$163,000

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2003	2,075,000	$0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,227,368	0.9947
Forfeited/Cancelled	--	--
Outstanding at September 25, 2005	6,709,474	1.3918
Warrants exercisable at September 25, 2005	6,709,474	1.3918
Warrants exercisable at September 25, 2006	6,709,474	1.3918

Number of shares of Class A Common Stock issuable under warrants related to the private placement and the respective exercise prices are summarized as follows:

	Shares of Class A Common Stock
	Issuable Under Warrants	Exercise Price

October 2003 private placement	125,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

NOTE 13. SHARE - BASED PAYMENT

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

	Shares to be	Weighted Average
	Purchased	Exercise Price
Options outstanding at December 25, 2003	--	$ --
Granted on November 2, 2004	400,000	1.00
Options outstanding at December 25, 2004	400,000	1.00
Granted on June 22, 2005	600,000	1.20
Options outstanding at September 25, 2005	1,000,000	$1.12

Accordingly, the Company recorded compensation expense of $105,000 based on the fair value of the options granted on June 22, 2005.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

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

Particulars of significant transactions between the Company and related companies are summarized below (in thousands):

	Three months ended		Nine months ended
	September 25,		September 25,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-determined annual fee charged by joint venture partners:

Shandong Longfeng Group Company	$27	$27	$81	$81
Rental income from a joint venture partner
Shandong Longfeng Group Company	$16	$16	$48	$48

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonable could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Management believes that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our Series A & B Preferred Stock, are separately valued and accounted for on our balance sheet.

The pricing model we use for determining fair values of our derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, , and option volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support it estimates.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended September 25, 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

The EITF recently deliberated the impact of a liquidated damages clause in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Contractual Joint Ventures

A contractual joint venture is an entity established between the Company and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, the Company has established three contractual joint ventures with three Chinese partners in China, with percentage of ownership ranging from 79.64% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the three contractual joint ventures are regarded as 100% owned by the Company. Hence, the Company’s consolidated financial statements include the financial statements of the contractual joint ventures.

Revenue Recognition

Our revenues are generated from sales of flour and instant noodle. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; and (3) whether all elements of the contract have been fulfilled and delivered. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Nine months ended		Three months ended
	September 25,		September 25,
	2005 restated	2004	2005 restated	2004
Revenues	$28,920	$25,831	$11,645	$9,886
Cost of goods sold	23,862	21,009	9,488	7,958
Gross Profit	5,058	4,822	2,157	1,928
General and administrative expenses	1,338	1,811	360	686
(Loss) gain on fair value adjustments to embedded
derivatives	(8,359)	--	(8,359)	--
Income/(Loss) before income tax	(3,548)	3,062	(5,986)	1,535
Provision for income tax	892	1,004	381	346
Net Income/(loss)	(4,480)	2,069	(6,440)	1,192
EBITDA*	5,790	4,066	2,736	1,858
EBITDA margin on revenue	20%	16%	23%	19%

* The Company uses EBITDA as an operating performance measure. EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense and in our case (Loss) gain on fair value adjustments to embedded derivatives. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes, (Loss) gain on fair value adjustments to embedded derivatives and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarters of 2005 and 2004:

	Three months ended September 25,		Nine months ended September 25,
	2005	2004	2005	2004
Net income/(loss)	$(6,440)	$1,192	$(4,480)	$2,069
Income tax	381	346	892	1,004
Interest expenses	(4)	1	(3)	60
Depreciation and amortization	335	319	917	933
Loss on fair value adjustments to embedded derivatives	8,359	--	8,359	--
Non-cash stock-based compensation	105	--	105	--
EBITDA	$2,736	$1,858	$5,790	$4,066

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

Loss on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the nine months ended September 25, 2005, the loss in this regard was $8,359,000.

For the corresponding period of 2004, we did not issue any redeemable convertible preferred stock and there were no similar charges to the statements of income.

Net Income (Loss)

Net income decreased $6,549,000, or 317%, to a loss of $4,480,000 for the nine months ended September 25, 2005 as compared to net income of $2,069,000 for nine months ended September 25, 2004. Such decrease was primarily due to the accretion of redeemable preferred stock during the period.

As a percentage of revenue, net loss was 15% for the nine months ended September 25, 2005 as compared to net income representing 8% of revenue for the nine months ended September 25, 2004. The decrease was primarily due to the accretion of redeemable preferred stocks during the period.

EBITDA

EBITDA increased $1,724,000, or 42%, to $5,790,000 for the nine months ended September 25, 2005 as compared to $4,066,000 for the nine months ended September 25, 2004. Such increase was in consistent with our business growth.

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

Loss on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of operations. For the nine months ended September 25, 2005, the loss in this regard was $8,359,000.

For the corresponding period of 2004, we did not issue any redeemable convertible preferred stock and there were no similar charges to the statements of income.

Net Income (Loss)

Net income decreased $7,632,000, or 640% to a loss of $6,440,000 for the quarter ended September 25, 2005 as compared to net income of $1,192,000 for the quarter ended September 25, 2004. Such increase was primarily due to the accretion of redeemable preferred stock during the period.

As a percentage of revenue, net loss counted to 55% for the quarter ended September 25, 2005 as compared to positive 12% for the quarter ended September 25, 2004. The increase was primarily due to the accretion of redeemable preferred stock during the period.

EBITDA

EBITDA increased $878,000, or 47%, to $2,736,000 for the three months ended September 25, 2005 as compared to $1,858,000 for the three months ended September 25, 2004. Such increase was in consistent with our business growth.

Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies.

Our working capital decreased $3,376,000 to $4,034,000 at September 25, 2005 as compared to $7,410,000 at December 25, 2004. The decrease was primarily due to the fair value of embedded derivatives on $6 million redeemable convertible preferred stock being classified as a current liability.

Cash and cash equivalents were $4,637,000 as of September 25, 2005, an increase of $4,418,000 from December 25, 2004, such increase was mainly due to the increase in revenue, the proceeds from the issuance of Preferred Stock and proceeds received upon the exercise of warrants.

Net cash used in operating activities for the nine months ended September 25, 2005 was $150,000, which was due to the changes in operating assets and liabilities resulting from the utilization by customers of deposits and prepayments. Net cash provided by financing activities of $7,203,000 for the nine months ended September 25, 2005, was mainly due to the proceeds from the issuance of Preferred Stock and the exercise of warrants.

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

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties

We are a holding company established in the state of Florida and conduct our core business operations through our operating subsidiaries, Mix Creation Ltd., Rich Delta Ltd. and Keen General Ltd. and their respective subsidiaries in China (collectively, the “Subsidiaries”). As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from the Subsidiaries. If the Subsidiaries incur debt on their own behalf, the debt instruments may restrict their ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares. Under the current PRC laws, because we are incorporated in the State of Florida, our PRC subsidiaries are each regarded as a wholly foreign-owned enterprise in China. Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. In addition, distribution of additional equity interests by any of our PRC subsidiaries to us (which is credited as fully paid through capitalization of the PRC subsidiaries’ undistributed profits) requires additional approval of the PRC government due to an increase in our registered capital and total investment in the subsidiary. Under the current PRC laws, each of our subsidiaries is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments from the subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders. Moreover, any transfer of funds from us to the subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the subsidiaries could restrict our ability to act in response to changing market conditions.

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

Recent regulations relating to offshore investment activities by PRC residents may adversely affect our business and prospects

On September 8, 2006, several agencies of the PRC government issued a new regulation concerning restrictions on investments in China through special purpose companies incorporated overseas and the listing of the shares of those companies in overseas markets. The regulation contains a number of provisions relating to the acquisition of Chinese domestic companies which involve “important industries,” may affect or potentially affect the national economic safety, or result to the transfer of actual control right of any company having “famous brands” or any “old established Chinese brand,” and require that the parties to any such transaction report to the Ministry of Commerce for approval. Additionally, any foreign company directly or indirectly controlled by Chinese companies or individuals used as a vehicle for public listing in an overseas stock market will need China Securities Regulatory Commission approval in connection with such listing.

As it is uncertain how this new regulation will be interpreted or implemented, we cannot predict how this regulation will affect our business operations or future strategies. For example, we may be subject to more stringent review and approval process with respect to our acquisition activities, which may adversely affect our business and prospects.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2005, we issued 6,000 shares of Series A Preferred Stock initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95, raising $6.0 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 were also issued. In addition to the securities issued, a fee of $360,000 in cash was paid to the placement agent. The proceeds of the private placement were used to acquire a soybean processing factory and the remainder was and will continue to be used for general working capital purposes and may be used for potential future acquisitions.

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

NEW DRAGON ASIA CORP.

Date: September 28, 2006	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: September 28, 2006		Peter Mak
Name: Peter Mak
Title: Chief Financial Officer