Form 10-K/A
period 2005-12-25
NEW DRAGON ASIA CORP
filed 2006-09-28
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
FORM 10-K/A
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as Specified in its Charter)

Florida	88-0404114
(State or Other Jurisdiction of	(IRS Employer Identification No.)
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

TABLE OF CONTENTS

		PAGE
PART I

ITEM 1A.	Risk Factors	1

PART II

ITEM 6.	Selected Financial Data	8

ITEM 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	8

ITEM 8.	Financial Statements and Supplementary Data	16

ITEM 9A.	Controls and Procedures	16

ITEM 9B	Other Information	16

SIGNATURES		17

FINANCIAL STATEMENTS		F-1

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A to (a) amend the financial statements and the notes to the financial statements, (b) amend Item 1A of Part I to amend our Risk Factors, (c) amend Item 7 of Part II to amend our Management's Discussion and Analysis of Financial Condition and Results of Operations and (d) amend Item 9A of Part II to amend our disclosure of internal controls and procedures relating to our financial reporting. Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 23, 2006, the filing date of the original report

Forward-Looking Information

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

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties

We are a holding company established in the state of Florida and conduct our core business operations through our operating subsidiaries, Mix Creation Ltd., Rich Delta Ltd. and Keen General Ltd. and their respective subsidiaries in China. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from the Subsidiaries. If the Subsidiaries incur debt on their own behalf, the debt instruments may restrict their ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares. Under the current PRC laws, because we are incorporated in the State of Florida, our PRC subsidiaries are each regarded as a wholly foreign-owned enterprise in China. Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. In addition, distribution of additional equity interests by any of our PRC subsidiaries to us (which is credited as fully paid through capitalization of the PRC subsidiaries’ undistributed profits) requires additional approval of the PRC government due to an increase in our registered capital and total investment in the subsidiary. Under the current PRC laws, each of our subsidiaries is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments from the subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders. Moreover, any transfer of funds from us to the subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the subsidiaries could restrict our ability to act in response to changing market conditions.

Recent regulations relating to offshore investment activities by PRC residents may adversely affect our business and prospects

On September 8, 2006, several agencies of the PRC government issued a new regulation concerning restrictions on investments in China through special purpose companies incorporated overseas and the listing of the shares of those companies in overseas markets. The regulation contains a number of provisions relating to the acquisition of Chinese domestic companies which involve “important industries” and may affect the national economic safety or result in the transfer of actual control rights of any company having “famous brands” or any “old established Chinese brands,” and require that the parties to any such transaction report to the Ministry of Commerce for approval. Additionally, any foreign company directly or indirectly controlled by Chinese companies or individuals used as a vehicle for public listing in an overseas stock market will need China Securities Regulatory Commission approval in connection with such listing. As it is uncertain how this new regulation will be interpreted or implemented, we cannot predict how this regulation will affect our business operations or future strategies. For example, we may be subject to a more stringent review and approval process with respect to our acquisition activities, which may adversely affect our business and prospects.

Dividend Policy

We have never declared or paid any cash dividends on our Class A Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay such cash dividends is subject to our receipt of dividends from our operating subsidiaries, which are subject to legal restrictions in the PRC on making such payments. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by PRC law and any financing arrangements and any other factors that the board of directors deems relevant.

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

Although the Chinese government introduced new laws and regulations to modernize its securities and tax systems on January 1, 1994, China does not yet possess an expansive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

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

PART II

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

	YEARS ENDED DECEMBER 25,
	2005 restated	2004	2003	2002
	(in thousand, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:	Restated
Net revenues	$44,180	$39,221	$30,773	$33,704
Operating expenses:
Selling and distribution	(721)	(1,178)	(1,330)	(1,161)
General and administrative	(2,358)	(1,611)	(2,398)	(601)
Income from operations	4,950	4,545	2,193	4,346
(Loss) on fair value adjustments to embedded derivatives	(4,064)	--	--	--
Income before tax and minority interests	3,240	5,900	3,174	4,762
Net income	1,747	4,645	2,727	4,153

Earnings per common share
Basic	0.02	0.10	0.06	0.10
Diluted	0.02	0.10	0.06	0.10
Weighted average common shares outstanding:
Basic	46,051	45,061	42,108	40,911
Diluted	46,949	45,061	42,108	40,911

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$14,332	$219	$1,783	$628
Total assets	59,134	34,246	34,357	40,354
Total stockholders’ equity	46,461	26,835	22,190	17,686

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

OVERVIEW

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called LONG FENG, we market our well-established product line through a countrywide network of more than 200 key distributors and 16 regional offices in 27 Chinese provinces. We have six manufacturing plants in the PRC with an aggregate production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of soybean powder.

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

YEAR ENDED DECEMBER 25, 2005 COMPARED TO YEAR ENDED DECEMBER 25, 2004

Selected Information from the Consolidated Statements of Operations

	For the years ended December 25,
	2005	2004	2003
	Restated
Net revenue	$44,180	$39,221	$30,773
Cost of goods sold	(36,151)	(31,887)	(24,852)
Selling and distribution expenses	(721)	(1,178)	(1,330)
General and administrative expenses	(2,358)	(1,611)	(2,398)
(Loss) on fair value adjustments to embedded derivatives	(4,064)	--	--
VAT refund	2,158	1,478	1,226
Net income	1,747	4,645	2,727
EBITDA *	8,659	7,197	4,844
EBITDA margin on revenue	20%	18%	16%

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the years ended 2005, 2004 and 2003:

	For the year ended December 25,
	2005	2004	2003
Net income	$1,747	$4,645	$2,727
Income tax	1,487	1,296	447
Interest expenses	(10)	69	245
Depreciation and amortization	1,266	1,187	1,425
Loss on fair value adjustments to embedded derivatives	4,064	--	--
Non-cash stock-based compensation	105	--	--
EBITDA	$8,659	$7,197	$4,844

Net Revenue

Net revenue for the year ended December 25, 2005 was $44.18 million, an increase of $4.96 million, or 12.64%, as compared to $39.22 million for the prior year.

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

Loss on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the year ended December 25, 2005, the loss in this regard was $4,064,000.

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

Net income

For the year ended December 25, 2005, net income was $2.0 million, or $0.02 per share, a decrease of $0.65 million, or 56.99% as compared to $4.65 million for 2004. The decrease was primarily due to accretion of redeemable preferred stock during the period.

For the year ended December 25, 2005, as a percentage of revenue, net income decreased to 3.95% as compared to 11.84% for that of the prior year. The decrease was primarily due to the accretion of redeemable preferred stock during the period.

EBITDA

EBITDA increased $1,462,000, or 20%, to $8,659,000 for the year ended December 25, 2005 as compared to $7,197,000 for the year ended December 25, 2004. Such increase was in consistent with our business growth.

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

December 22, 2010

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
The Company may at any time force the conversion of the Preferred Stock if the volume-weighted current market price of the Class A Common Stock exceeds 200% of its price at issuance of the Preferred Stock.

Registration
The Company shall file to register the underlying Class A common shares within 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such Registration is not continuously effective during the period such shares are subject to transfer restrictions under the U.S. federal securities laws, then (subject to certain exceptions) the holders are entitled to receive liquidated damages equal to 2.0% of the purchase price of the Preferred Stock per month.

The Company shall file to register the underlying Class A common shares with 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such Registration is not continuously effective during the period such shares are subject to transfer restrictions under the U.S. federal securities laws, then (subject to certain exceptions) the holders are entitled to receive liquidated damages equal to 2.0% of the purchase price of the Preferred Stock per month.

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

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	1,900
$13,600

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash, and advances from related companies.

The Company’s working capital increased $7.14 million to $14.55 million at December 25, 2005 as compared to $7.41 million at December 25, 2004. The increase was primarily due to the growth and profitability of the business, the proceeds from the issuance of $15.5 million of redeemable convertible preferred stock (before related costs and expenses) and improved collections of accounts receivable during the year ended December 25, 2005. The Company believes that it has adequate sources of liquidity to finance its business operations for the foreseeable future.

Cash and cash equivalents were $14.33 million as of December 25, 2005, an increase of $14.11 million as compared to the balance at December 25, 2004 of $0.22 million. The increase was mainly due to the increase in revenue, the proceeds from the issuance of mandatorily redeemable convertible preferred stock and proceeds received from the exercise of warrants.

Net cash provided by operating activities for the year ended December 25, 2005 was $0.95 million, as compared to $2.6 million for the year ended December 25, 2004. The decrease was primarily due to the purchase of inventory and prepayments. Net cash provided by financing activities of $16.01 million for the year ended December 25, 2005 was primarily due to the proceeds from the issuance of redeemable convertible preferred stock and the exercise of warrants. In July 2005, we completed a private placement of our securities pursuant to which we received net proceeds of approximately $5.46 million after payment of a placement agent fee and other offering expenses. In December 2005, we completed another private placement of our securities pursuant to which we received net proceeds of approximately $8.82 million after payment of a placement agent fee and other offering expenses.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our Series A & B Preferred Stock, are separately valued and accounted for on our balance sheet. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model we use for determining fair values of our derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support its estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 25, 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) on fair value adjustments to embedded derivatives.”

The EITF recently deliberated on the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

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

We normally grant up to 90 days credit to our customers. We monitor our allowance for doubtful accounts on a monthly basis. The significant provisions and write-offs during 2005 and 2004 reflect the estimates made by management approximate to the actual results. The net profit and loss impact of the provision and write-off on 2005 and 2004 are $118 and $218, respectively, which have an insignificant impact on the net income of both years.

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

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of December 25, 2005 and 2004.
3. Consolidated Statements of Operations for each of the three years in the period ended December 25, 2005, 2004 and 2003.
4. Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 25, 2005, 2004 and 2003.
5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2005, 2004 and 2003.
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

(b) Changes in internal controls over financial reporting

There have not been any changes to the Company’s internal controls over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 28, 2006	By:	/s/ Heng Jing Lu Name: Heng Jing Lu Title: Chairman

Dated: September 28, 2006	By:	/s/ Peter Mak Name: Peter Mak Title: Chief Financial Officer

Dated: September 28, 2006	By:	/s/ Ling Wang Name: Ling Wang Title: Director

Dated: September 28, 2006	By:	/s/ De Lin Yang Name: De Lin Yang Title: Director

Dated: September 28, 2006	By:	/s/ Zhi Yong Jiang Name: Zhi Yong Jiang Title: Director

Dated: September 28, 2006	By:	/s/ Qi Xue Name: Qi Xue Title: Director

Dated: September 28, 2006	By:	/s/ Feng Ju Chen Name: Feng Ju Chen Title: Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 25, 2005 and 2004	F-2

Consolidated Statements of Operations for each of the three years in the period ended
December 25, 2005	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each
of the three years in the period ended December 25, 2005	F-4

Consolidated Statements of Cash Flows for each of the three years in the period
ended December 25, 2005	F-5

Notes to Consolidated Financial Statements	F-7

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

As described in Note 2 to the consolidated financial statements, the financial statements have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for the conversion features of preferred stock and associated warrants, and the amortization associated with the discount recorded with respect to the preferred stock.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 15, 2006, except for Note 2
as to which date is September 25, 2006

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2005	December 25, 2004
	Restated

ASSETS

Current assets:
Cash and cash equivalents	$14,332	$219
Accounts receivable, net	6,515	6,414
Deposits and prepayments, net	4,970	2,520
Inventories, net	7,630	3,990
Due from related companies	679	1,183
Total current assets	34,126	14,326

Deposit for property, machinery and equipment	1,000	--
Property, machinery and equipment, net	18,315	16,098
Land use rights, net	3,980	3,822
Total assets	57,421	$34,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,696	$2,696
Other payables and accruals	2,298	1,898
Taxes payable	1,854	1,491
Due to related companies	598	831
Embedded derivatives at fair value	12,135	--
Total current liabilities	19,581	6,916

Due to New Dragon Asia Food Limited	137	303
Due to joint venture partners	54	110
		--
Total liabilities	19,772	7,329
Minority interests	91	82

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares - 5,000,000 Issued and outstanding - 13,600 shares and nil shares at December 25, 2005 and 2004, respectively	3,559	--

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000 Issued and outstanding - 49,322,291 in 2005 and 45,061,242 in 2004	5	4
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	15,216	9,909
Receivable from stockholder	(49)	--
Retained earnings	18,029	16,922
Accumulated other comprehensive income	798	--
Total stockholders’ equity	33,999	26,835
Total liabilities and stockholders’ equity	$57,421	$34,246

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 25,
	2005	2004	2003
	Restated

Net revenue	$44,180	$39,221	$30,773
Cost of goods sold	(36,151)	(31,887)	(24,852)
Gross profit	8,029	7,334	5,921
Operating expenses:
Selling and distribution expenses	(721)	(1,178)	(1,330)
General and administrative expenses	(2,358)	(1,611)	(2,398)
Income from operations	4,950	4,545	2,193
Other income (expense):
Interest expense	--	(72)	(249)
Other income	186	(54)	-
Interest income	10	3	4
(Loss) on fair value adjustments to embedded derivatives	(4,064)	--	--
VAT refund	2,158	1,478	1,226
Income before income taxes and minority interests	3,240	5,900	3,174
Provision for income taxes	(1,487)	(1,296)	(447)
Income before minority interests	1,753	4,604	2,727
Minority interests	(6)	41	--
Net income	$1,747	$4,645	$2,727
Accretion of Redeemable preferred stock	(454)	--	--
Preferred Stock Dividends	(187)	--	--
Income (loss) available to common stockholders	$1,106	$4,645	$2,727

Earnings per common share
Basic	$0.02	$0.10	$0.06
Diluted	$0.02	$0.10	$0.06
Weighted average number of common shares outstanding
Basic	46,051	45,061	42,108
Diluted	46,949	45,061	42,108

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in the thousands, restated)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at December 25, 2002	40,911	$4	$8,132	$-	$9,550	$-	$17,686	$-
Issuance of common stock in connection with:
Private placement in September	3,300	-	1,405	-	-	-	1,405	-
Private placement in October	850	-	372	-	-	-	372	-
Net income for the year ended December 25, 2003	-	-	-	-	2,727	-	2,727	2,727
Balance at December 25, 2003	45,061	4	9,909	-	12,277	-	22,190	-
Net income for the year ended December 25, 2004	-	-	-	-	4,645	-	4,645	4,645
Balance at December 25, 2004	45,061	4	9,909	-	16,922	-	26,835	-
Net income	-	-	-	-	1,747	-	1,747	1,747
Accretion of Redeemable preferred stock					(454)		(454)
Preferred Stock Dividends					(187)		(187)
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred Stock issuance cost	-	-	565	-	-	-	565	-
Conversion of Preferred Stocks and related interest payments made in Class A Common Stock	2,039	0.5	2,611	-	-	-	2,611.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005 ( as restated)	49,322	$5	$15,215	$(49)	$18,029	$798	$33,998	$2,545

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, restated)

	For the years ended December 25,
	2005	2004	2003
Cash flows from operating activities:	Restated
Net income	$1,747	$4,645	$2,727
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	118	(218)	578
Provision for inventory reserve	(413)	(35)	-
Depreciation and amortization of land use rights	1,266	1,187	1,425
Gain on disposal of PRC subsidiary	--	(162)	--
Loss (Gain) on sale of machinery and equipment	5	199	(346)
(Loss) on fair value adjustments to Embedded derivatives	4,064
Minority interests	6	(41)	--
Stock-based compensation expense	105	--	--
Changes in operating assets and liabilities:
Accounts receivable	(219)	735	(186)
Deposits and prepayments	(3,450)	(1,242)	(216)
Inventories	(3,227)	(1,278)	2,439
Due from related companies	504	(706)	2,375
Accounts payable	--	(1,583)	(163)
Other payables and accruals	316	920	(48)
Taxes payable	363	573	32
Due to related companies	(233)	(371)	400
Net cash provided by operating activities	952	2,623	9,017

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	22	126	994
Purchases of property, machinery and equipment	(3,395)	(2,207)	(92)
Purchases of land use rights	(273)	--	--
Net cash provided by (used in) investing activities	(3,646)	(2,081)	902

Cash flows from financing activities:
Proceeds from issuance of preferred stock	15,500	--	--
Payments of issuance costs related to preferred stock	(1,218)	--	--
Preferred Stock Dividends	(30)
Proceeds from short-term borrowings	--	--	4,325
Repayments of short-term borrowings	--	(2,676)	(5,094)
Restricted cash	--	--	181
Proceeds from parent company	--	1,127	--
Repayment to parent company	(166)	--	(5,586)
Repayment to joint venture partners	(56)	(681)	(4,367)
Proceeds from exercise of warrants	1,977	--	1,777
Capital contribution from minority interests	--	124	--
Net cash provided by (used in) financing activities	16,007	(2,106)	(8,764)
Foreign currency translation adjustment	800	--	--
Net increase (decrease) in cash and cash equivalents	14,113	(1,564)	1,155
Cash and cash equivalents at the beginning of the period	219	1,783	628
Cash and cash equivalents at the end of the period	$14,332	$219	$1,783

Non-cash Investing and Financing Activities

Receivable from Stockholder upon exercise of warrants	$49	$--	$--

Conversion of preferred stock to common stock	$2,611	$--	$--

Dividend payments on preferred stock in form of common stock	$72	$--	$--

Supplemental disclosure of cash flows information:

Interest paid	$68	$72	$249
Income taxes paid	$1,865	$10	$380

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

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the year ended December 25, 2005 included in this report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A & B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A & B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants

We have determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of income. Our common stock price ranged from a low of $0.96 to a high $2.64 during last six months of 2005. The aggregate balance sheet amount shown for these derivatives liabilities accordingly increased from $4,557 at July 11.2005 the date of issuance of the Series A Preferred stock to $12,135 on December 25, 2005 including both Series A & B Preferred stock. We were required to report a change of $4,064 as a (loss) on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2005.

Summary of Restatement Items

In late August 2006, we concluded that it was necessary to restate its financial results for the fiscal year ended December 25, 2005 and for the interim periods ended September 25, 2005, March 25, 2006 and June 25, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's Series A Preferred Stock issued in July, 2006 and the Company's Series B Preferred Stock issued in December 2005, the warrants to purchase common stock associated with these offerings, the amortization dividend associated with the discount recorded with respect to the Series A & B Preferred Stock, and (3) warrants to purchase common stock issued with Series A & B Preferred Stock. We had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, we have determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in ours statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity. The Company restated weighted average outstanding shares and fully diluted weighted average outstanding shares for the effects of changes caused by the above restatement and other calculation errors.

We originally reported the Series A Preferred Stock and Series B Preferred Stock as mandatorily redeemable convertible preferred stock. The accompanying financial statements have been restated to show the Series A & B Preferred Stock as temporary equity between long-term liabilities and stockholder's equity (deficit) at December 25, 2005. We have also amended the period prior to and subsequent to the year ended December 25, 2005.

The accompanying financial statements for the year ended December 25, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the ended December 25, 2005 are summarized below:

Consolidated Statement of Operations (in thousands except per share data)
	As previously reported	Adjustments		As Restated

Net revenue	$44,180			$44,180
Cost of goods sold	(36,151)			(36,151)
Gross profit	8,029			8,029
Operating expenses:
Selling and distribution expenses	(721)			(721)
General and administrative expenses	(2,358)			(2,358)
Income from operations	4,950			4,950
Other income (expense):
Interest expense	(1,814)	(1,816)	a	2
Other income	186			186
(Loss) on fair value adjustments to embedded derivatives		4,064	b	(4,064)
Interest income	8			8
VAT refund	2,158			2,158
Income before income taxes and minority interests	5,488	2,248	c	3,240
Provision for income taxes	(1,487)			(1,487)
Income before minority interests	4,001			1,753
Minority interests	(6)			(6)
Net income	$3,995			$1,747
Accretion of Redeemable preferred stock	--	(454)	d	(454)
Preferred Stock Dividends	--	(187)	e	(187)
Income (loss) available to common stockholders	3,995			1,107

Earnings per common share
Basic	$0.09	(0.07)	f	$0.02
Diluted	$0.08	(0.06)	f	$0.02
Weighted average number of common shares outstanding
Basic	46,125	(74)	g	46,051
Diluted	49,860	(2,911)	g	46,949

Adjustments
a- reverse interest expense recoded for Mandatory Redeemable Preferred stock now accounted for and mezzanine equity
b- change in derivative value during the period
c- accretion of Redeemable preferred stock
d - accretion of Redeemable Convertible Preferred Stock.
e- Preferred Stock Dividend previously recorded as interest expense
f -to reflect basic and fully diluted earnings per share based upon corrected Income available to common stockholders
g-Adjust weighted average shares outstanding for corrected calculations

Balance Sheet Impact

In addition to the effects on the Company’s consolidated statement of income discussed above, the restatement impacted the consolidated balance sheet as of December 25, 2005. The following table sets forth the effects of the restatement adjustments on consolidated balance sheet as o fDecember25, 2005

	As previously reported	Adjustments		As Restated

Total current assets	$34,126			$34,126
Deposit for property, machinery and equipment	1,000			1,000
Property, machinery and equipment, net	18,315			18,315
Land use rights, net	3,980			3,980
Deferred financing cost, net	1,713	(1,713)	a	--
Total assets	59,134			57,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,696			2,696
Other payables and accruals	2,298			2,298
Taxes payable	1,854			1,854
Due to related companies	598			598
Embedded derivatives at fair value	--	12,135	b	12,135
Total current liabilities	7,446			19,581

Due to New Dragon Asia Food Limited	137			137
Due to joint venture partners	54			54
Mandatorily redeemable convertible preferred stock	4,945	(4,945)	c	--
Total liabilities	12,582			19,772
Minority interests	91			91

Convertible Redeemable Preferred Stock, $0.0001 par value:		3,559	c	3,559

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding - 49,322,291 in 2005 and 45,061,242 in 2004	5.00			5
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--			--
Additional paid-in capital	24,790	(9,574)	d	15,216
Receivable from stockholder	(49)			(49)
Retained earnings	20,917	(2,888)	e	18,029
Accumulated other comprehensive income	798			798
Total stockholders’ equity	46,461			33,999
Total liabilities and stockholders’ equity	$59,134			$57,421

Adjustments
a-reclassify costs of offering to Redeemable Conversable preferred Stock
b- fair value of embedded derivatives at December 25,2005
c- reverse Redeemable convertible preferred stock at September 25,2006 and recorded as mezzanine equity
d-reverse values recorded for warrants and conversion features at date of the sale of Redeemable convertible preferred stock
e- to reflect aggregate effect of income statement adjustments.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonable assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Provisions for discounts and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company bases its estimates on historical experience taking into considering the type of products sold, the type of customer, and the type of transaction specific in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

The Company does not offer promotional payments, customer coupons, rebates and other cash redemption offers to its customers.

All of the Company’s sales made in Mainland China are subject to the Mainland Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Company on purchases (“input VAT”).

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

The pricing model we use for determining fair values of our derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support its estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 25, 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

The EITF recently deliberated on the impact of a liquidated damages clause in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Financial instruments

The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, other payables and accruals approximate their fair values because of their nature and respective duration. The Company accounts for its embedded derivatives in a at their fair values at each reporting period.

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

Property, machinery and equipment

Property, machinery and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets that range from 5 to fifty years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.

The Company accounts for long-lived assets, such as property, machinery and equipment and purchased intangible assets with finite lives, in accordance with SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. Determination of recoverability is based on an estimate of undiscounted future cash follows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the assets.

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

Foreign currency translation

On July 21, 2005, the People’s Bank of China announced an upward adjustment in the Renminbi (“RMB”) exchange rate against the U.S. dollar of 2%. The exchange rate of the Renminbi will be valued against a number of currencies, rather than just exclusively to the United States dollar.

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

Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 10,353 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the twelve months ended December 25, 2005 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. For the years ended December 25, 2004 and 2003 the potentially dilutive securities warrants and options shrike prices exceeded the average market price of the Company’s shares and would have resulted in a reduction of shares outstanding using the treasury stock method and were ant dilutive.

The calculation of diluted weighted average common shares outstanding for the twelve months ended December 25, 2005, 2004 and 2003 a is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Year Ended December 25,
	2005			2004			2003
	Income	Weighted		Income	Weighted			Weighted
	(Loss)	Average		(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic

Income available to common stockholders	$1,106	46,051	$0.02	$4,645	45,061	$0.10	$2,727	42,108	$0.06
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--		--	--
Options and Warrants	--	898		--	--		--	--
Earnings per share - diluted

Income available to common stockholders	$1,106	46,949	$0.02	$4,645	45,061	$0.10	$2,727	42,108	$0.06

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of December 25, 2005 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$4,180	$10,152	$14,332
- Others	41,988	1,101	43,089
Total Assets	46,168	11,253	57,421
Liabilities	7,006	12,766	19,772
Minority interests	91	--	91
Intercompany	8,743	(8,743)	--
Equity	30,328	3,671	33,999

Assets located outside of China consist primarily of cash and cash equivalents, deposits, and deferred financing costs related to the issuance of the preferred stock. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2005 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total

Net revenue	$44,180	$--	$44,180
Cost of goods sold	(36,151)	--	(36,151)
General and Administrative expenses	(1,330)	(1,028)	(2,358)
Income/(Loss) from operation	5,978	(1,028)	4,950
Provision of income tax	(1,487)	--	(1,487)
Other income/(loss)	2,352	(4,062)	(1,710)
Net income/(loss)	6,837	(5,090)	1,747

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China, respectively.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Accounts receivable	$7,408	$7,189
Less: Allowance for doubtful accounts	(893)	(775)
	$6,515	$6,414

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Balance at the beginning of the year	$775	$993
Add: provision during the year	250	662
Less: write-offs during the year	(132)	(880)
Balance at the end of the year	$893	$775

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Deposits for raw materials	$4,350	$1,523
Prepayments and advances	620	997
	$4,970	$2,520

NOTE 6. INVENTORIES

Inventories consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$6,133	$2,812
Finished goods	1,631	1,725
	7,764	4,537
Less: Inventory reserve	(134)	(547)
	$7,630	$3,990

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Balance at the beginning of the year	$547	$582
Add: provision during the year	-	--
Less: write-offs during the year	(413)	(35)
Balance at the end of the year	$134	$134

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Due from affiliated companies for sales	$679	$1,183

NOTE 8. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

	Useful Life	December 25, 2005	December 25, 2004
	(In years)	( In thousands)	(In thousands)
Buildings	40	$9,967	$9,415
Machinery and equipment	5- 12	14,663	11,940
		24,630	21,355
Less: Accumulated depreciation and amortization		(6,315)	(5,257)
		$18,315	$16,098

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

Amortization expense was approximately $115,000, $103,000 and $112,000 for the years ended December 25, 2005, 2004 and 2003, respectively.

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Deposits from customers	$502	$554
Accruals for payroll, bonus and benefits	218	515
Utilities and accrued expenses	1,578	829
	$2,298	$1,898

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

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2005	2004	2003

Statutory income tax	33%	33%	33%
Reduction for preferential tax rate	(9)	(9)	--
Impact of effective tax holiday	--	--	(21)
Various differences	2	(2)	2
Effective rate	26%	22%	14%

For the years ended December 25, 2005, 2004 and 2003, the impact from effective tax rate varied from the statutory tax rate is summarized as follows:

(In thousands, except for per share amounts)

	2005	2004	2003

Effective rate	26%	22%	14%
Statutory income tax	33%	33%	33%
Income available to common stockholders as reported	$1,106	$4,645	$2,727
Earnings per common share:
Basic	0.02	0.10	0.06
Diluted	0.02	0.10	0.06
Income available to common stockholders - pro forma	777	3,991	2,124
Earnings per common share - pro forma:
Basic	0.01	0.09	0.05
Diluted	0.01	0.09	0.05
Impact of effective rate	$329	$654	$603
Per share effect:
Basic	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01

Pro forma information is presented by assuming the preferential tax treatment was not entitled and the PRC income was levied income tax at 33%. The current “two-year exemption, three-year 50% reduction” tax holiday will have expired by the year 2011. However, the regional preferential tax rate and income tax refund policies have no specific expiry date.

NOTE 12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2005, of the warrants issued to the placement agent, 277,368 were exercised cashlessly and 101,579 shares have not yet been exercised.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.

In connection with the issuance of the Redeemable Convertible Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1, 767,000. The Company also identified freestanding financials instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A & B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using combination of the Black Scholes and Binomial Pricing Models. The summary of activity in the Series A & B Preferred Stock is as follows:

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6000	$6,000		$6,000
Sale of Series B Preferred Stock	9500		$9,500	9,500
Expenses of Offering		(685)	(1,082)	(1,767)
Allocation to Derivative Liabilities		(4,557)	(5,702)	(10,259)
Conversion of Series A Preferred Stock to common stocks	(1,900)	(368)		(368)
Accretion of discount		454		454
	13,600	$844	$2,716	$3,560

Embedded Derivatives relate to redeemable convertible preferred stock We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of income. Our common stock price ranging from a low of $.79 to a high $2.78 during last six months of 2005. The aggregate balance sheet amount shown for these derivatives liabilities accordingly increased from $4,557 at July 11.2005 the date of issuance of the Series A Preferred Stock to $12,135 on December 25, 2005 including both Series A & B Preferred Stock. We were required to report a change of $4,064 as (loss) on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2005.

The pricing model we use for determining fair values of our derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support its estimates. The principal assumption used to value these complex freestanding financial instruments was as follows:

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	4.04% to 4.44%	3.87% to 4.44%
Dividend yield	0	0

The Company considered all of the other minor features of the conversion option associated with the Company’s Preferred shares, including adjustments for: (i) stock dividends and splits, (ii) the sale of the Company’s securities, (iii) the subsequent issuance of rights, options, or warrants to Common shareholders, and (iv) forced conversion and redemption features. We ultimately determined that these features were insignificant and did not have a material impact on the concluded values of the Series A and Series B Preferred Stock.

The changes in the derivative liabilities during the period are as follows:

Fair Value at issuances	$10,259
Change in value of derivatives during the period	4,064
Conversion of 1900 shares of Series A Preferred Stock to common stock	(2,188)
$12,135

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

NOTE 14. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2003	2,075,000	0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,327,368	0.9945
Forfeited/Cancelled	--	--
Outstanding at December 25, 2005	6,609,474	1.4020

Warrants exercisable at December 25, 2004	2,075,000	0.9883
Warrants exercisable at December 25, 2005	6,609,474	1.4020

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04
5-year warrants	101,579	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76

NOTE 15. DILUTED COMMON SHARES

The diluted weighted average number of common share was a summation of the weighted average number of common stock outstanding plus the number of dilutive common share equivalents during the period. Dilutive common equivalent shares consist of stock options and warrants. Incremental shares of 3,735,000 in fiscal 2005 were used in the calculation of diluted earnings per share.
Pursuant to SFAS No. 150, the mandatorily redeemable convertible preferred shares were excluded from the diluted earnings per share computation.

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

	Options Outstanding	Price Range Per Share	Weighted Average Exercise Price Per Share

Options outstanding at December 25, 2003	--	$--	$--
Granted on November 2, 2004	400,000	1.00	1.00
Options outstanding at December 25, 2004	400,000	1.00	1.00
Granted on June 22, 2005	600,000	1.20	1.20
Options outstanding at December 25, 2005	1,000,000	$1.00-1.20	$1.12

The Company recorded compensation expense of $105,000 based on the fair value of the options granted through June 22, 2005.

The following table summarizes outstanding options as of December 25, 2005 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 25, 2005	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at December 25, 2005	Weighted Average Exercise Price

$1.00 to $1.20	1,000,000	$0.105	9.18	1,000,000	$1.120

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

	2005	2004	2003
	(In thousands)
	Restated
Net revenue:
Instant noodles	$15,353	$12,909	$11,702
Flour	28,827	26,312	19,070
	$44,180	$39,221	$30,773

Income from operations:
Instant noodles	$1,336	$607	$296
Flour	3,614	3,938	1,897
	$4,950	$4,545	$2,193

Interest expenses:
Instant noodles	$--	$6	$22
Flour	--	66	227
	$--	$72	$249

Depreciation and amortization:
Instant noodles	$537	$587	$868
Flour	729	600	557
	$1,266	$1,187	$1,425

Identifiable long-term assets:
Instant noodles	$11,836	$12,031	$14,001
Flour	10,459	7,889	7,468
	$22,295	$19,920	$21,469

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

Allocation of Initial Purchase Consideration (in thousands):

Cash and cash equivalent	$414
Accounts Receivable	25
Other receivable	154
Inventory	122
Fixed assets, net	70
785

Accounts payable	(355)
Other payable	(26)
(381)

Net asset value	$404
Acquisition consideration	$404

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net Income (loss) per share
Year Ended December 25, 2005	Net Revenue	Gross Profit	Net Income (Restated)	Basic (Restated)	Diluted (Restated)
	(In thousands, except per share data)
First Quarter	$8,282	$1,492	$588	$0.01	$0.01
Second Quarter	8,993	1,409	1,372	0.03	0.03
Third Quarter	11,645	2,157	(6,440)	(0.14)	(0.14)
Fourth Quarter	15,260	2,971	6,227	0.14	0.13
	$44,180	$8,029	$1,747

Year Ended December 25, 2004
First Quarter	$7,398	$1,333	$338	$0.01	$0.01
Second Quarter	8,547	1,561	539	0.01	0.01
Third Quarter	9,886	1,928	1,192	0.03	0.03
Fourth Quarter	13,390	2,512	2,576	0.06	0.06
	$39,221	$7,334	$4,645

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