Form 10-Q/A
period 2006-03-25
NEW DRAGON ASIA CORP
filed 2006-09-28
CIK 1089590

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

NEW DRAGON ASIA CORP.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2006

2

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to (a) amend the financial statements and the notes to the financial statements and (b) amend Item 2 of Part I to amend our Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to May 4, 2006, the filing date of the original report.

3

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 25,	December 25,
	2006	2005
	Restated	Restated
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$14,889	$14,332
Accounts receivable, net	7,306	6,515
Deposits and prepayments, net	4,877	4,970
Inventories, net	7,270	7,630
Due from related companies	834	679
Total current assets	35,176	34,126

Deposit for property, machinery and equipment	--	1,000
Property, machinery and equipment, net	20,253	18,315
Land use rights, net	5,082	3,980
Goodwill	125	--
Total assets	$60,636	$57,421

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,990	$2,696
Other payables and accruals	2,124	2,298
Taxes payable	2,545	1,854
Due to related companies	717	598
Embedded derivatives at fair value	18,276	12,135
Total current liabilities	26,652	19,581

Due to New Dragon Asia Food Limited	65	137
Due to joint venture partners	125	54
Total liabilities	26,842	19,772
Minority interests	436	91

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares - 5,000,000
Issued and outstanding - 13,500 in 2006 and 13,600 in 2005	3,873	3,559

Commitments
Stockholders' equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding - 50,501,988 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	19,216	15,216
Receivable from stockholder	(49)	(49)
Retained earnings	9,422	18,029
Accumulated other comprehensive income	891	798
Total stockholders’ equity	29,485	33,999
Total liabilities and stockholders' equity	$60,636	$57,421

The accompanying notes are an integral part of these consolidated financial statements.
NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended
	March 25,
	2006	2005
	Restated
Net revenue	$11,096	$8,282
Cost of goods sold	(9,242)	(6,790)
Gross profit	1,854	1,492
Selling and distribution expenses	(230)	(121)
General and administrative expenses
(Including stock-based compensation of $2,320)	(2,757)	(573)
Income (loss) from operations	(1,133)	798
Other income (expense):
Interest income	16	--
(Loss) on fair value adjustments to embedded derivatives	(6,507)	--
Other income	5	2
VAT refund	101	--
Income (loss) before income taxes and minority interests	(7,518)	800
Provision for income taxes	(258)	(253)
Income (loss) before minority interests	(7,776)	547
Minority interests	(76)	41
Net income (loss)	$(7,852)	$588
Accretion of Redeemable preferred stock	(508)	--
Preferred Stock Dividends	(247)	--
Income (loss) available to common stockholders	$(8,607)	$588

Earnings (loss) per common share
Basic	$(0.17)	$0.01
Diluted	$(0.17)	$0.01
Weighted average number of common shares outstanding
Basic	49,846	45,061
Diluted	49,846	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited, restated)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at
December 25, 2005,as previously reported	49,322	$5	$24,790	$(49)	$20,917	$798	$46,461	$4,793
Restatement Adjustments	-	-	(9,574)	-	(2,888)	-	(12,462)	-
Balance at
December 25, 2005,as restated	49,322	5	15,216	(49)	18,029	798	33,999	4,793
Net income (loss)	-	-	-	-	(7,852)	-	(7,852)	(7,852)
Stock-based compensation expense	-	-	2,320	-	-	-	2,320	-
Accretion of Redeemable preferred stock	-	-	-	-	(508)	-	(508)	-
Preferred Stock Dividends	-	-	-	-	(247)	-	(247)	-
Foreign currency translation adjustment	-	-	-	-	-	93	93	93
Conversion of Preferred Stock, related interest payments made, and cashless exercise of warrants in Class A Common Stock	180	-	560	-	-	-	560	-
Exercise of stock options	1,000	-	1,120	-	-	-	1,120	-
Balance at March 25, 2006	50,502	$5	$19,216	$(49)	$9,422	$891	$29,485	$(7,759)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three months ended
	March 25,
	2006	2005
	Restated

Cash flows from operating activities:
Net income (loss)	$(7,852)	$588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for doubtful accounts	(251)	86
Provision for inventory reserve	(13)	(28)
Depreciation and amortization of property, machinery, equipment and land use rights	671	297
(Loss) on fair value adjustments to embedded derivatives	6,507	--
Minority interests	76	(41)
Stock-based compensation expense	2,320	--
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(477)	131
Deposits and prepayments	93	(2,071)
Inventories	373	(617)
Due from related companies
Increase (decrease) in:	(155)	226
Accounts payable	281	710
Other payables and accruals	(445)	280
Taxes payable	691	537
Due to related companies	119	--
Net cash provided by operating activities	1,938	98

Cash flows from investing activities:
Acquisition	(2,300)	--
Purchases of property, machinery and equipment	(380)	(8)
Purchases of land use rights	(108)	--
Minority interest	266	--
Net cash used in investing activities	(2,522)	(8)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	(43)	--
Proceeds from/repayment to parent company	(72)	3
Proceeds from/repayment to joint venture partners	71	(45)
Preferred stock dividends	(31)	--
Proceeds from exercise of stock options	1,120	--
Net cash provided by (used in) financing activities	1,045	(42)
Foreign currency translation adjustment	96	--
Net increase in cash and cash equivalents	557	48
Cash and cash equivalents at the beginning of the period	14,332	219
Cash and cash equivalents at the end of the period	$14,889	$267

Non-cash Investing and Financing Activities

Conversion of preferred stock to common stock	$517	$--

Interest payments on preferred stock in form of common stock	$43	$--

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

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 25, 2005, as filed with the Securities and Exchange Commission.

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
The pricing models we use for determining fair values of our derivatives are a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support it estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended March 25, 2006 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the interim period ended March 25, 2006 included in this report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants

We have determined that the conversion features of certain of our financial instruments, including our 2005 preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Summary of Restatement Items

In late August 2006, we concluded that it was necessary to restate our financial results for the fiscal year ended December 25, 2005 and for the interim periods ended September 25, 2005, March 25, 2006 and June 25, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's Series A Redeemable convertible Preferred Stock issued in July 2005 (the "Series A Preferred Stock") and the Company's Series B Redeemable convertible Preferred Stock issued in December 2005 (the "Series B Preferred Stock”), the warrants to purchase common stock associated with these offerings, the amortization dividend associated with the discount recorded with respect to the Series A and B Preferred Stock, and (3) warrants to purchase common stock issued with Series A and B Preferred Stock). We had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, we have determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity. The Company restated weighted average outstanding shares and fully diluted weighted average outstanding shares for the effects of changes caused by the above restatement and other calculation errors.

We originally reported the Series A Preferred Stock and Series B Preferred Stock as mandatory redeemable preferred stock. The accompanying financial statements have been restated to show the Series A & B Preferred Stock as temporary equity between long-term liabilities and stockholder's equity at March 25, 2006.

The accompanying financial statements for the quarter ended March 25, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the interim period ended March 25, 2006 are summarized below:

Consolidated Statement of Operations (in thousands except per share data)

	As previously
	reported	Adjustments		As Restated

Net revenue	$11,096			$11,096
Cost of goods sold	(9,242)			(9,242)
Gross profit	1,854			1,854
Selling and distribution expenses	(230)			(230)
General and administrative expenses
(Including stock-based compensation of $2,320)	(2,757)			(2,757)
Income (loss) from operations	(1,133)			(1,133)
Other income (expense):
Interest expense	(1,171)	(1,171)	a	--
(Loss) gain on fair value adjustments to Derivatives	--	(6,507)	b	(6,507)
Interest income	16			16
Other income	5			5
VAT refund	101			101
Income (loss) before income taxes and minority interests	(2,182)			(7,518)
Provision for income taxes	(258)			(258)
Income (loss) before minority interests	(2,440)			(7,776)
Minority interests	(76)			(76)
Net income (loss)	$(2,516)			$(7,852)
Accretion of Redeemable preferred stock	--	(508)	c	(508)
Preferred Stock Dividends	--	(247)	d	(247)
Income (loss) available to common stockholders	$(2,516)			$(8,607)

Earnings (loss) per common share
Basic	(0.05)	(0.12)	e	(0.17)
Diluted	(0.05)	(0.12)	e	(0.17)
Weighted average number of common shares outstanding
Basic	49,750	96	f	49,846
Diluted	49,750	96	f	49,846

Adjustments
a- reverse interest expense recorded for redeemable preferred stock now accounted for and mezzanine equity
b- change in derivative value during the period
c- accretion of redeemable preferred stock
d- Preferred stock dividend previously recorded as interest expense
e - to reflect basic and fully diluted earnings per share based upon corrected net loss
f-Adjust weighted average shares outstanding for corrected calculations

Balance Sheet Impact

In addition to the effects on the Company’s consolidated statement of operations discussed above, the restatement impacted the consolidated balance sheet as of March 25, 2006. The following table sets forth the effects of the restatement adjustments on consolidated balance sheet as of March 25, 2006

	As previously
	reported	Adjustments		As Restated
	(Unaudited)

Total current assets	$35,176			$35,176
Deposit for property, machinery and equipment	--			--
Property, machinery and equipment, net	20,253			20,253
Land use rights, net	5,082			5,082
Deferred financing cost, net	1,665	1,665	a	--
Goodwill	125			125
Total assets	$62,301			$60,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,990			$2,990
Other payables and accruals	2,124			2,124
Taxes payable	2,545			2,545
Embedded Derivatives	--	18,276	b	18,276
Due to related companies	717			717
Total current liabilities	8,376			26,652

Due to New Dragon Asia Food Limited	65			65
Due to joint venture partners	125			125
Mandatorily redeemable convertible preferred stock	5,435	(5,435)	c	--
Total liabilities	14,001			26,842
Minority interests	436			436
Redeemable Convertible Preferred	--	3,873	c	3,873

Commitments

Stockholders' equity:
Class A Common Stock, $0.0001 par value:
Issued and outstanding - 50,501,988 in 2006 and 49,322,291 in 2005	5			5
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--			--
Additional paid-in capital	28,616	(9,400)	d	19,216
Receivable from stockholder	(49)			(49)
Retained earnings	18,401	(8,979)	e	9,422
Accumulated other comprehensive income	891			891
Total stockholders’ equity	47,864			29,485
Total liabilities and stockholders' equity	$62,301			$60,636

Adjustments
a-reclassify costs of offering to Redeemable Convertible preferred Stock
b- fair value of embedded derivatives at March 25,2006
c- reverse redeemable convertible preferred stock at March 25,2006 and record as mezzanine equity
d-reverse values recorded for warrants and conversion features at date of the sale of redeemable convertible preferred stock
e- to reflect aggregate effect of income statement adjustments.

NOTE 3. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.  Approximately 2,162 dilutive shares for warrants and option and 10,148 shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the six months ended March 25, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2006 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 25,
	2006			2005
	Income	Weighted			Weighted
	(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (Loss) available to common stockholders	$(8,607)	49,846	$(0.17)	$588	45,061	$0.01
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--
Options and Warrants	--	--		--	--
Earnings per share - diluted
Income (loss) available to common stockholders	$(8,607)	49,846	$(0.17)	$588	45,061	$0.01

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Accounts receivable	$7,948	$7,408
Less: Allowance for doubtful accounts	(642)	(893)
	$7,306	$6,515

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Balance at the beginning of the period	$893	$775
Add: provision during the period	17	250
Less: write-offs during the period	(268)	(132)
Balance at the end of the period	$642	$893

NOTE5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Deposits for raw materials	$4,555	$4,350
Prepayments and advances	322	620
	$4,877	$4,970

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Raw materials (including packing materials)	$5,893	$6,133
Finished goods	1,498	1,631
	7,391	7,764
Less: Inventory reserve	(121)	(134)
	$7,270	$7,630

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Balance at the beginning of the period	$134	$547
Add: provision during the period	--	--
Less: write-offs during the period	(13)	(413)
Balance at the end of the period	$121	$134

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Due from affiliated companies for sales	$834	$679

NOTE 8. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery, and equipment consisted of following (in thousands):

		March 25,	December 25,
	Useful Life	2006	2005
	(In years)	(Unaudited)

Buildings	40	$12,445	$9,967
Machinery and equipment	5 - 12	14,732	14,663
		27,177	24,630
Less: Accumulated depreciation and amortization		(6,924)	(6,315)
		$20,253	$18,315

NOTE 9. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Land use rights	$5,869	$4,705
Less: Accumulated amortization	(787)	(725)
	$5,082	$3,980

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25,	December 25,
	2006	2005
	(Unaudited)

Deposits from customers	$589	$1,093
Accruals for payroll, bonus and benefits	242	334
Utilities and accrued expenses	1,293	871
	$2,124	$2,298

NOTE 11. CONVERTIBLE PREFERRED STOCK

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

On December 22, 2005, the Company issued 9,500 shares of Series B Preferred Stock, initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.

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

Redemption	July 11, 2010	December 22, 2010

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

The accounting for the long warrants issued with the Preferred Stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes and Binomial pricing models, and revalued each reporting period with the change in fair value recorded as other income (expense).Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the fair value of all the embedded derivatives at the transaction date as a liability. The total fair value of these liabilities reduced the book value of the preferred at the date of the sale. The redemption value of the preferred stock is accreted as preferred stock dividends over the redemption period, which resulted in an accretion of $508 during the period.

In connection with the issuance of the Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,843. These professional fees, placement agent fees and associated expenses were recorded by the Company as a reduction of the Preferred Stock.

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

NOTE 13. WARRANTS

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

In connection with the issuance of Series A Preferred Stock, , as part of the compensation to the placement agent, five-year warrants to purchase 378,947 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued. The warrants issued to the placement agent contained a cashless exercise provision. The Company estimated the per share value of the warrants using the Black-Scholes pricing model with the following assumptions:

Warrants Issued to Private Placement Agent

Expected life (in years)	5
Expected volatility	40%
Risk-free interest rate	4%
Dividend yield	0%
Estimated fair value per share	$0.43
Aggregate value of the warrants	$163,000

In connection with the issuance of Series B Preferred Stock, , as part of the compensation to the placement agent, five-year warrants to purchase 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. The warrants issued to the private placement agent contained a cashless exercise provision. The Company estimated the per share value of the warrant using the Black-Scholes pricing model with the following assumptions:

Warrants Issued to Private Placement Agent

Expected life (in years)	5
Expected volatility	98.8%
Risk-free interest rate	3.6%
Dividend yield	0%
Estimated fair value per share	$1.13
Aggregate value of the warrants	$403,000

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2003	2,075,000	$0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,327,368	0.9945
Forfeited/Cancelled	--	--
Outstanding at December 25, 2005	6,609,474	1.4020
Issued	--	--
Exercised	101,579	1.0400
Forfeited/Cancelled	--	--
Outstanding at March 25, 2006	6,507,895	1.4076
Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at March 25, 2006	6,507,895	1.4076

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

January 20, 2006

Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

The following table summarizes outstanding options as at March 25, 2006 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average	Number	Weighted
Range of Exercise	Number Outstanding	Average Fair	Remaining Life	Exercisable at	Average Exercise
Price Per Share	at March 25, 2006	Value	(Years)	March 25, 2006	Price

$ 1.60	2,000,000	$1.60	5.5	2,000,000	$1.60

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
The pricing models we use for determining fair values of our derivatives are a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, , and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support it estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended March 25, 2006 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended
	March 25,
	2006	2005
	Restated
Net revenue	$11,096	$8,282
Cost of goods sold	(9,242)	(6,790)
Gross profit	1,854	1,492
Selling and distribution expenses	(230)	(121)
General and administrative expenses
(Including Stock-based compensation of $2,320)	(2,757)	(573)
(Loss) on fair value adjustments to embedded derivatives	(6,507)	--
Income (loss) before income taxes an minority interest	(7,518)	800
Provision for income taxes	(258)	(253)
Net income (loss)	(7,852)	588
EBITDA*	1,888	1,138
EBITDA margin on revenue	17%	14%

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarters of 2006 and 2005:

	Three months ended March 25,
	2006	2005
Net income/(loss)	$(7,852)	$588
Income tax	258	253
Interest expenses	(16)	--
Depreciation and amortization	671	297
Loss on fair value adjustments to embedded derivatives	6,507	--
Non-cash stock-based compensation	2,320	--
EBITDA	$1,888	$1,138

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

Loss on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of operations. For the three months ended March 25, 2006, the loss in this regard was $6,507,000.

For the corresponding period of 2005, we did not issue any redeemable convertible preferred stock and there were no similar charges to the statement of operations.

VAT Refunds

VAT refund increased to $101,000 for the quarter ended March 25, 2006 as compared to $0 for the quarter ended March 25, 2005. This increase was primarily due to the tax refund from the municipal government to encourage foreign investment.

Net Income (Loss)

We incurred a net loss of $7,852,000 for the quarter ended March 25, 2006 as compared to a net income of $588,000 for the quarter ended March 25, 2005. Such change was primarily due to (i) loss on the fair value adjustments to embedded derivatives during the period, which were non-cash and (ii) the stock-based compensation charged in 2006, which was non-cash.

EBITDA

EBITDA increased $750,000, or 66%, to $1,888,000 for the three months ended March 25, 2006 as compared to $1,138,000 for the three months ended March 25, 2005. Such increase was in consistent with our business growth.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies.

Our working capital decreased $18,156,000 to $8,524,000 at March 25, 2006 as compared to $26,680,000 at December 25, 2005, which was primarily due to the fair value of embedded derivatives on the Series A & B Preferred Stock being classified as a current liability.

Cash and cash equivalents were $14,889,000 as of March 25, 2006, an increase of $557,000 from December 25, 2005, which is in line with our growth in business.

Net cash provided by operating activities for the three months ended March 25, 2006 was $1,938,000, which was primarily due to the increase of sales in the first three months. Net cash provided by financing activities of $1,045,000 for the three months ended March 25, 2006 was mainly due to the additional capital derived from the exercise of stock options.

Net cash used in investing activities for the three months ended March 25, 2006 was $2,522,000, which primarily resulted from the acquisition of the Chengdu Plant.

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