Form 10-Q/A
period 2006-06-25
NEW DRAGON ASIA CORP
filed 2006-09-28
CIK 1089590

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

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2006

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 25, 2006 (unaudited) and December 25, 2005	4

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 25, 2006 and 2005	5

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the six months ended June 25, 2006 and the year ended December 25, 2005	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2006 and 2005	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4.	Controls and Procedures	39

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3.	Defaults Upon Senior Securities	40

ITEM 4.	Submission of Matters to a Vote of Security Holders	40

ITEM 5.	Other Information	40

ITEM 6.	Exhibits	40

SIGNATURES		41

EXHIBITS

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to (a) amend the financial statements and the notes to the financial statements and (b) amend Item 2 of Part I to amend our Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to August 8, 2006, the filing date of the original report.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 25, 2006	December 25, 2005
	Restated (Unaudited)	Restated
ASSETS

Current assets:
Cash and cash equivalents	$12,523	$14,332
Accounts receivable, net	7,536	6,515
Deposits and prepayments, net	4,326	4,970
Inventories, net	6,996	7,630
Due from related companies	838	679
Total current assets	32,219	34,126

Deposit for property, machinery and equipment	--	1,000
Property, machinery and equipment, net	23,570	18,315
Land use rights, net	6,875	3,980
Goodwill	125	--
Total assets	$62,789	$57,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,509	$2,696
Other payables and accruals	2,144	2,298
Taxes payable	2,558	1,854
Embedded derivatives at fair value	10,120	12,135
Due to related companies	398	598
Total current liabilities	18,729	19,581

Due to New Dragon Asia Food Limited	71	137
Due to joint venture partners	133	54
Total liabilities	18,933	19,772
Minority interests	366	91
Series A &B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 12,182 in 2006 and 13,600 in 2005	4,095	3,559

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 51,867,062 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	20,620	15,216
Receivable from stockholder	(49)	(49)
Retained earnings	17,813	18,029
Accumulated other comprehensive income	1,006	798
Total stockholders’ equity	39,395	33,999
Total liabilities and stockholders’ equity	$62,789	$57,421

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2006 restated	2005		2006 restated	2005

Net revenue	$11,544	$8,993		$22,640	$17,275
Cost of goods sold	(9,372)	(7,584)		(18,614)	(14,374)
Gross profit	2,172	1,409		4,026	2,901
Selling and distribution expenses	(216)	(561)		(446)	(682)
General and administrative expenses
(Including stock-based compensation of $2,320 for the six months ended June 25, 2006)	(552)	(405)		(3,309)	(978)
Income from operations	1,404	443		271	1,241
Other income (expense):
Interest expense	--	(1)		--	(1)
Interest income	7	--		23	--
Other income (expense)	(1)	1		4	3
Gain on fair value adjustments to embedded derivatives	7,112	--		605	-
VAT refund	998	795		1,099	795
Income (loss) before income taxes and minority interests	9,520	1,238		2,002	2,038
Provision for income taxes	(376)	(258)		(634)	(511)
Income (loss) before minority interests	9,144	980		1,368	1,527
Minority interests	(57)	(8)		(133)	33
Net income (loss)	$9,087	$972		$1,235	$1,560
Accretion of Redeemable preferred stock	(479)	--		(986)	--
Preferred Stock Dividends	(219)	--		(465)	--
Income (loss) available to common stockholders	$8,389	$972		$(216)	$1,560

Earnings (loss) per common share
Basic	$0.16	$0.02	$	NIL	$0.03
Diluted	$0.15	$0.02	$	NIL	$0.03
Weighted average number of common shares outstanding
Basic	51,448	45,061		50,647	45,061
Diluted	61,925	45,061		50,647	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited, restated)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at December 25, 2004	45,061	$4	$9,909	$-	$16,922	$-	$26,835	$-
Net income	-	-	-	-	3,995	-	3,995	3,995
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred Stock issuance cost	-	-	565	-	-	-	565	-
Fair value of warrants issued	-	-	5,047	-	-	-	5,047	-
Beneficial conversion feature	-	-	5,168	-	-	-	5,168	-
Conversion of Preferred Stock and related interest payments made in Class A Common Stock	2,039	0.5	1,971	-	-	-	1,971.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005, as originally reported	49,322	5	24,790	(49)	20,917	798	46,461	$4,793
Restatement Adjustments			(9,574)		(2,888)		(12,462)	(2,248)
December 25, 2005 , as restated	49,332	5	15,216	(49)	18,029	798	33,999	2,545
Net income (loss)	-	-	-	-	1,235	-	1,235	1,235
Accretion of Redeemable Preferred Stock					(986)		(986)
Preferred Stock Dividends					(465)		(465)
Stock-based compensation expense	-	-	2,320	-	-	-	2,320	-
Foreign currency translation adjustment	-	-	-	-	-	208	208	208
Conversion of Preferred Stock, related interest payments made, and cashless exercise of warrants in Class A Common Stock	1,545	-	1,964	-	-	-	1,964	-
Exercise of stock options	1,000	-	1,120	-	-	-	1,120	-
Balance at June 25, 2006	51,867	$5	$20,620	$(49)	$17,813	$1,006	$39,395	$3,988

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six months ended June 25,
	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$1,235	$1,560
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Allowance for doubtful accounts	(244)	49
Provision for inventory reserve	9	(11)
Depreciation and amortization of property, machinery, equipment and land use rights	1,144	582
Loss on sale of property, machinery and equipment	--	3
Gain on fair value adjustments to Embedded derivatives	(605)
Minority interests	133	(32)
Stock-based compensation expense	2,320	--
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(714)	133
Deposits and prepayments	644	(1,007)
Inventories	625	(1,477)
Due from related companies Increase (decrease) in:	(159)	361
Accounts payable	800	(139)
Other payables and accruals	(552)	470
Taxes payable	704	165
Due to related companies	(200)	(679)
Net cash provided by/(used in) operating activities	5,140	(22)

Cash flows from investing activities:
Acquisition of Chengdu plant	(2,300)	--
Proceeds from disposal of property, machinery and equipment	--	2
Purchases of property, machinery and equipment	(4,253)	(8)
Purchases of land use rights	(1,943)	--
Minority interests	142	--
Net cash used in investing activities	(8,354)	(6)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	(60)	--
Proceeds from/repayment to parent company	(66)	884
Proceeds from/repayment to joint venture partners	79	(22)
Proceeds from exercise of stock options	1,120	--
Net cash provided by financing activities	1,073	862
Foreign currency translation adjustment	332	--
Net increase (decrease) in cash and cash equivalents	(1,809)	834
Cash and cash equivalents at the beginning of the period	14,332	219
Cash and cash equivalents at the end of the period	$12,523	$1,053

Non-Cash Investing and Financing Activities

Conversion of preferred stock to common stock	$1,800	$--

Interest payments on preferred stock in form of common stock	$164	$--

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

These consolidated financial statements are unaudited. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for a full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 25, 2005.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended June, 25, 2006 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

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

We originally reported the Series A Preferred Stock and Series B Preferred Stock as mandatory redeemable preferred stock. The accompanying financial statements have been restated to show the Series A & B Preferred Stock as temporary equity between long-term liabilities and stockholder's equity at June 25, 2006.

The accompanying financial statements for the six months and the quarter ended June 25, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the interim period ended June 25, 2006 are summarized below:

Consolidated Statement of Operations (in thousands except per share data)

	Six months ended June 25, 2006 as originally reported	Adjustments		Six months ended June 25, 2006 as restated

Net revenue	$22,640			$22,640
Cost of goods sold	(18,614)			(18,614)
Gross profit	4,026			4,026
Selling and distribution expenses	(446)			(446)
General and administrative expenses
(Including stock-based compensation of $2,320)	(3,309)			(3,309)
Income from operations	271			271
Other income (expense):
Interest expense	(2,648)	2,648	a	--
Interest income	23			23
(Loss) gain on fair value adjustments to Derivatives	--	605	b	605
Other income (expense)	4			4
VAT refund	1,099			1,099
Income (loss) before income taxes and minority interests	(1,251)			2,002
Provision for income taxes	(634)			(634)
Income (loss) before minority interests	(1,885)			1,368
Minority interests	(133)			(133)
Net income (loss)	$(2,018)			$1,235
Accretion of Redeemable preferred stock	--	(986)	c	(986)
Preferred Stock Dividends	--	(465)	d	(465)
Income (loss) available to common stockholders	$(2,018)			$(216)

Earnings (loss) per common share
Basic	(0.04)	0.04	e	Nil
Diluted	(0.04)	0.04	e	Nil
Weighted average number of common shares outstanding
Basic	50,610	37	f	50,647
Diluted	50,610	37	f	50,647

Adjustments
a- reverse interest expense recoded for Mandatory Redeemable Preferred stock now accounted for and mezzanine equity
b- change in derivative value during the period
c- accretion of Redeemable preferred stock
d- Preferred Stock Dividend previously recorded as interest expense
e- to reflect basic and fully diluted earnings per share based upon corrected net loss
f-Adjust weighted average shares outstanding for corrected calculations

Consolidated Statement of Operations (in thousands except per share data)

	Three months ended June 25, 2006			Three months ended June 25, 2006
	As originally reported	Adjustments		As Restated

Net revenue	$11,544			$11,544
Cost of goods sold	(9,372)			(9,372)
Gross profit	2,172			2,172
Selling and distribution expenses	(216)			(216)
General and administrative expenses	(552)			(552)
Income from operations	1,404			1,404
Other income (expense):
Interest expense	(1,477)	1,477	a	--
Interest income	7			7
(Loss) gain on fair value adjustments to Derivatives	--	7,112	b	7,112
Other income (expense)	(1)			(1)
VAT refund	998			998
Income (loss) before income taxes and minority interests	931			9,520
Provision for income taxes	(376)			(376)
Income (loss) before minority interests	555			9,144
Minority interests	(57)			(57)
Net income (loss)	$498			$9,087
Accretion of Redeemable preferred stock	--	(479)	c	(479)
Preferred Stock Dividends	--	(219)	d	(219)
Income (loss) available to common stockholders	$498			$8,389

Earnings (loss) per common share
Basic	$0.01	0.15	e	$0.16
Diluted	$0.01	0.14	e	$0.15
Weighted average number of common shares outstanding
Basic	51,470	-12	f	51,448
Diluted	59,978	1,947	f	61,925

Adjustments
a- reverse interest expense recoded for Mandatory Redeemable Preferred stock now accounted for and mezzanine equity
b- change in derivative value during the period
c- accretion of Redeemable preferred stock
d- Preferred Stock Dividend previously recorded as interest expense
e -to reflect basic and fully diluted earnings per share based upon corrected net loss
f-Adjust weighted average shares outstanding for corrected calculations

Balance Sheet Impact

In addition to the effects on the Company’s consolidated statement of operations discussed above, the restatement impacted the consolidated balance sheet as of June 25, 2006. The following table sets forth the effects of the restatement adjustments on consolidated balance sheet as of June 25, 2006:

	June 25, 2006			June 25, 2006
	As previously reported	Adjustments		As restated

ASSETS
Total current assets	$32,219			$32,219
Property, machinery and equipment, net	23,570			23,570
Land use rights, net	6,875			6,875
Deferred financing cost, net	1,589	(1,589)	a	--
Goodwill	125			125
Total assets	$64,378			$62,789

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,509			$3,509
Other payables and accruals	2,144			2,144
Taxes payable	2,558			2,558
Embedded derivatives at fair value	--	10,120	b	10,120
Due to related companies	398			398
Total current liabilities	8,609			18,729

Due to New Dragon Asia Food Limited	71			71
Due to joint venture partners	133			133
Mandatorily redeemable convertible preferred stock	5,525	(5,525)	c	--
Total liabilities	14,338			18,933
Minority interests	366			366

Redeemable Convertible Preferred Stock	--	4,095		4,095

Commitments

Stockholders' equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding - 51,867,062 in 2006 and 49,322,291 in 2005	5			5
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--			--
Additional paid-in capital	29,813	(9,193)	d	20,620
Receivable from stockholder	(49)			(49)
Retained earnings	18,899	(1,086)	e	17,813
Accumulated other comprehensive income	1,006			1,006
Total stockholders’ equity	49,674			39,395
Total liabilities and stockholders' equity	$64,378			$62,789

Adjustments
a-reclassify costs of offering to Redeemable Convertible preferred Stock
b- fair value of embedded derivatives at June 25, 2006
c- reverse Redeemable convertible preferred stock at June 25,2006 and recorded as mezzanine equity
d-reverse values recorded for warrants and conversion features at date of the sale of Redeemable convertible preferred stock
e- to reflect aggregate effect of income statement adjustments.

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of June 25, 2006 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$11,241	$1,282	$12,523
- Others	50,198	68	51,855
Total assets	61,439	1,350	62,789
Liabilities	8,411	10,522	18,933
Minority interests	366	--	366
Intercompany	24,393	(24,393)	--
Equity	34,159	5,236	39,395

Assets located outside of China consist primarily of cash and cash equivalents, deposits and deferred financing costs related to the issuance of the preferred stock. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the six months ended June 25, 2006 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total

Net revenue	$22,640	$--	$22,640
Cost of goods sold	(18,614)	--	(18,614)
General and Administrative expenses	(296)	(3,013)	(3,309)
Income/(Loss) from operation	3,284	(3,013)	271
Provision of income tax	(634)	--	(634)
Other income/(expenses)	1,126	605	1,731
Net income/(loss)	3,643	(2,408)	1,235

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China, respectively.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 1,860 dilutive shares for warrants and option and 8,.935 shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the six months ended June 25, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended June 25, 2006 and 2005 and for the six months ended June 25, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 25,
	2006			2005
	Income	Weighted			Weighted
	(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$8,389	51,448	$0.16	$972	45,061	$0.02
Effect of dilutive securities
Redeemable convertible preferred stock	698	8,935		--	--
Options and warrants	--	1,542		--	--
Earnings per share - diluted
Income available to common stockholders	$9,087	61,925	$0.15	$972	45,061	$0.02

	Six Months Ended June 25,
	2006				2005
	Income	Weighted				Weighted
	(Loss)	Average			Income	Average
	Restated	Shares	Per-Share		(Loss)	Shares	Per-Share

Earnings per share - basic
(Loss ) available to common stockholders	$(216)	50,647	$	Nil	$1,560	45,061	$0.03
Effect of dilutive securities
Redeemable convertible preferred stock	--	--			--	--
Options and warrants	--	--			--	--
Earnings per share - diluted
Income available to common stockholders	$(216)	50,647	$	Nil	$1,560	45,061	$0.03

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Accounts receivable	$8,185	$7,408
Less: Allowance for doubtful accounts	(649)	(893)
	$7,536	$6,515

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$893	$775
Add: provision during the period	10	250
Less: write-offs during the period	(254)	(132)
Balance at the end of the period	$649	$893

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Deposits for raw materials	$3,870	$4,350
Prepayments and advances	456	620
	$4,326	$4,970

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Raw materials (including packing materials)	$5,605	$6,133
Finished goods	1,534	1,631
	7,139	7,764
Less: Inventory reserve	(143)	(134)
	$6,996	$7,630

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$134	$547
Add: provision during the period	19	--
Less: write-offs during the period	(10)	(413)
Balance at the end of the period	$143	$134

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Due from related companies for sales	$838	$679

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	June 25, 2006	December 25, 2005
	(In years)	(Unaudited)

Buildings	40	$12,553	$9,967
Machinery and equipment	5 - 12	18,372	14,663
		30,925	24,630
Less: Accumulated depreciation and amortization		(7,355)	(6,315)
		$23,570	$18,315

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Land use rights	$7,704	$4,705
Less: Accumulated amortization	(829)	(725)
	$6,875	$3,980

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	June 25, 2006	December 25, 2005
	(Unaudited)

Deposits from customers	$685	$1,093
Accruals for payroll, bonus and benefits	290	334
Utilities and accrued expenses	1,169	871
	$2,144	$2,298

NOTE 13. CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A Preferred Stock , initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of June 25, 2006, all of the five-year warrants had been exercised, and 3,118 shares of Series A Preferred Stock were converted into 3,282,106 shares of Class A Common Stock.

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

The Company shall file to register the underlying Class A common shares with 30 days of the closing date and make its best effects to have the Registration declared effective at the earliest date. In the event such Registration is not continuously effective during the period such shares are subject to transfer restrictions under the U.S. federal securities laws, then (subject to certain exceptions) the holders are entitled to receive liquidated damages equal to 2.0% of the purchase price of the Preferred Stock per months.

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

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes and Binomial pricing models, and revalued each reporting period with the change in fair value recorded as other income (expense). Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the fair value of all the embedded derivatives at the transaction date as a liability. The total fair value of these liabilities reduced the book value of the preferred at the date of the sale. The redemption value of the preferred stock of is accreted as preferred stock dividends over the redemption period, which resulted in an accretion of $508 during the period.

In connection with the issuance of the Preferred Stock A and Preferred Stock B, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,843. These professional fees, placement agent fees and associated expenses were recorded by the Company as a reduction of the Preferred Stock.

NOTE 14. COMMON STOCK

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

NOTE 15. WARRANTS

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

In connection with the issuance of Series A Preferred Stock, as part of the compensation to the placement agent, five-year warrants to purchase 378,947 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued. The warrants issued to the placement agent contained a cashless exercise provision. The Company estimated the per share value of the warrants using the Black-Scholes pricing model with the following assumptions:

Warrants Issued to Private Placement Agent

Expected life (in years)	5
Expected volatility	40%
Risk-free interest rate	4%
Dividend yield	0%
Estimated fair value per share	$0.43
Aggregate value of the warrants	$163,000

In connection with the issuance of Series B Preferred Stock, as part of the compensation to the placement agent, five-year warrants to purchase 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. The warrants issued to the private placement agent contained a cashless exercise provision. The Company estimated the per share value of the warrant using the Black-Scholes pricing model with the following assumptions:

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

January 20, 2006

Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

The following table summarizes outstanding options as at June 25, 2006 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at June 25, 2006	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at June 25, 2006	Weighted Average Exercise Price

$ 1.60	2,000,000	$ 1.60	5.5	2,000,000	$ 1.60

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

New Dragon Asia Corp. is Delaware corporation with wholly owned operating subsidiaries, as a result, we are not subject to PRC tax for the activities at the Delaware company level. Costs or expenses incurred at the Delaware company level, such as the stock-based compensation and the amortization of financing costs and contra-account related to Series A Preferred Stock and Series B Preferred Stock, could not be used to offset any income derived from PRC when measuring the PRC income tax liabilities. As of June 25, 2006 and December 25, 2005, there were no material deferred tax assets or deferred tax liabilities.

NOTE 19. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Delta Link Limited & Chengdu Plant

On February 24, 2006, the Company acquired 100% of the equity interest shares of Delta Link Ltd. (“Delta Link”) for a cash consideration of $3,300,000. Delta Link is a holding company, which owns a 90% equity interest in a noodle manufacturing facility in Chengdu, Sichuan Province. The Chengdu Plant serves the western China market.

This acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The consolidated financial statements include the results of operations of these acquired companies commencing as of the acquisition date. No pro forma information is presented due to the immaterial effect of this acquisition on the consolidated result of operations.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended June, 25, 2006 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

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

Expansion of Longyuan Packing Plant

On January 10, 2006, we established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. The expansion is planned to be the second phase of the development of Longkou City Longyuan Packing Materials Company Limited (“LCLPM”) , our 55% owned subsidiary. It was established as a separate entity in order to (i) acquire the remaining interests in LCLPM (45%) from the Chinese joint venture partner at net book value and (ii) enjoy a new income tax holiday. As of June 25, 2006, the transfer of the remaining 55% equity interest in LCLPM to NDAPM has been completed at net book value, and LCLPM has become a 100% owned subsidiary of NDAPM, which is indirectly owned 100% by us

Strategy

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Six months ended June 25,		Three months ended June 25,
	2006 restated	2005	2006 restated	2005

Net revenue	$22,640	$17,275	$11,544	$8,993
Cost of goods sold	(18,614)	(14,374)	(9,372)	(7,584)
Gross profit	4,026	2,901	2,172	1,409
Selling and distribution expenses	(446)	(682)	(216)	(561)
General and administrative expenses
(Including Stock-based compensation of $2,320 for the six months ended June 25, 2006)	(3,309)	(978)	(552)	(405)
(Loss) on fair value adjustments to embedded derivatives	605	--	7,112	--
Income (loss) before income taxes and minority interest	2,002	2,308	9,520	1,238
Provision for income taxes	(634)	(511)	(376)	(258)
Net income (loss)	1,235	1,560	9,087	972
EBITDA*	4,705	2,654	2,817	1,516
EBITDA margin on revenue	21%	15%	24%	17%

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarters of 2006 and 2005:

	Three months ended June 25,		Six months ended June 25,
	2006	2005	2006	2005
Net income	$9,087	$972	$1,235	$1,560
Income tax	376	258	634	511
Interest expenses	(7)	1	(23)	1
Depreciation and amortization	473	285	1,144	582
Loss/ (gain) on fair value adjustments to embedded derivatives	(7,112)	--	(605)	--
Non-cash stock-based compensation	--	--	2,320	--
EBITDA	$2,817	$1,516	$4,705	$2,654

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

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of operation. For the six months ended June 25, 2006, the gain from variation of the fair value of these instruments was $605,000.

For the corresponding period of 2005, we did not issue any redeemable convertible preferred stock and there were no similar item occurred on the statements of operation.

VAT Refunds

VAT refund increased to $1,099,000 for the six months ended June 25, 2006 as compared to $795,000 for the six months ended June 25, 2005. This increase was primarily due to the tax refund from the municipal government to encourage foreign investment.

Net Income

Although our gross profit increased $1,125,000 for the six months ended June 25, 2006, net income decreased to $ $1,235,000 for the six months ended June 25, 2006 as compared to $1,560,000 for the six months ended June 25, 2005. Such change was primarily due to (i) the accretion of redeemable preferred stock during the period, which were mostly non-cash and (ii) the stock-based compensation charged in 2006 which was non-cash.

EBITDA

EBITDA increased $2,051,000, or 77%, to $4,705,000 for the six months ended June 25, 2006 as compared to $2,654,000 for the six months ended June 25, 2005. Such increase was in consistent with our business growth.

Three Months Ended June 25, 2006 Compared to Three Months Ended June 25, 2005

Net Revenue

Net revenue for the quarter ended June 25, 2006 was $11,544,000, representing an increase of $2,551,000, or 28%, from $8,993,000 for the quarter ended June 25, 2005. The increase was primarily due to the increase in market demand for our   flour and instant noodles , together with the inclusion of results for the soybean products business .

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

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of operation. For the three months ended June 25, 2006, the gain from variation of the fair value of these instruments was $7,112,000.

For the corresponding period of 2005, we did not issue any redeemable convertible preferred stock and there were no similar item occurred on the statements of operation.

VAT Refunds

VAT refund increased to $998,000 for the quarter ended June 25, 2006 as compared to $795,000 for the quarter ended June 25, 2005. This increase was primarily due to the tax refund from the municipal government to encourage foreign investment.

Net Income

Net income increased $8,115,000, or 835% to $9,087,000 for the quarter ended June 25, 2006 as compared to $972,000 for the quarter ended June 25, 2005. Such increase was primarily due to (1) the growth of our business and (2) gain derived from variation of derivative instruments.

EBITDA

EBITDA increased $1,301,000, or 86%, to $2,817,000 for the three months ended June 25, 2006 as compared to $1,516,000 for the three months ended June 25, 2005. Such increase was in consistent with our business growth.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies, together with proceeds received from financing transactions.

Our working capital decreased $13,190,000 to $13,490,000 at June 25, 2006 as compared to $26,680,000 at December 25, 2005, which was primarily due to the fair value of embedded derivatives on the Series A & B Preferred Stock being classified as a current liability.

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

Contractual Obligations and Commercial Commitments

On July 11, 2005, we issued 6,000 shares of Series A Preferred Stock, convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6.0 million in gross proceeds.

On December 22, 2005, we issued 9,500 shares of Series B Preferred Stock, convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds.

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

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Lu. As of June 25, 2006, Mr. Lu owns 100% of the equity interests of New Dragon Asia Food Ltd, which is our majority shareholder. As a result, Mr. Lu through his equity ownership effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

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

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi (“R MB”). Hence, the effect of the fluctuations of exchange rate is considered minimal to our business operations.

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