Form 10-Q
period 2006-09-25
NEW DRAGON ASIA CORP
filed 2006-11-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2006

or

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

The number of shares of Class A Common Stock outstanding as of October 30, 2006 was 52,433,450.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2006

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 25, 2006 (unaudited) and December 25, 2005	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 25, 2006 and 2005	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the nine months ended September 25, 2006 and the year ended December 25, 2005	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2006 and 2005	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

SIGNATURES		34

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 25, 2006	December 25, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,564	$14,332
Accounts receivable, net	7,304	6,515
Deposits and prepayments, net	4,382	4,970
Inventories, net	7,991	7,630
Due from related companies	846	679
Total current assets	35,087	34,126

Deposit for property, machinery and equipment	--	1,000
Property, machinery and equipment, net	23,718	18,315
Land use rights, net	6,910	3,980
Goodwill	125	--
Total assets	$65,840	$57,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,770	$2,696
Other payables and accruals	1,930	2,298
Taxes payable	2,626	1,854
Embedded derivatives, at fair value	7,527	12,135
Due to related companies	398	598
Total current liabilities	16,251	19,581

Due to New Dragon Asia Food Limited	123	137
Due to joint venture partners	303	54
Total liabilities	16,677	19,772
Minority interests	370	91
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 12,182 in 2006 and 13,600 in 2005	4,566	3,559

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 51,867,062 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	20,722	15,216
Receivable from stockholder	(49)	(49)
Retained earnings	21,919	18,029
Accumulated other comprehensive income	1,630	798
Total stockholders’ equity	44,227	33,999
Total liabilities and stockholders’ equity	$65,840	$57,421

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2006	2005	2006	2005

Net revenue	$12,964	$11,645	$35,604	$28,920
Cost of goods sold	(10,442)	(9,488)	(29,056)	(23,862)
Gross profit	2,522	2,157	6,548	5,058
Selling and distribution expenses	(263)	(149)	(709)	(431)
General and administrative expenses
(including stock-based compensation of $2,320 for the nine months ended September 25, 2006)	(711)	(360)	(4,020)	(1,338)
Income from operations	1,548	1,648	1,819	3,289
Other income (expense):
Interest expense	--	--	--	(1)
Interest income	26	4	49	4
Other income (expense)	14	(207)	18	(204)
Gain (loss) on fair value adjustments to embedded derivatives	2,593	(8,359)	3,198	(8,359)
VAT refund	1,036	928	2,135	1,723
Income (loss) before income taxes and minority interests	5,217	(5,986)	7,219	(3,548)
Provision for income taxes	(427)	(381)	(1,061)	(892)
Income (loss) before minority interests	4,790	(6,367)	6,158	(4,440)
Minority interests	--	(73)	(133)	(40)
Net income (loss)	$4,790	$(6,440)	$6,025	$(4,480)
Accretion of Redeemable Preferred Stock	(470)	(96)	(1,456)	(96)
Preferred Stock dividends	(214)	(209)	(679)	(209)
Income (loss) available to common stockholders	$4,106	$(6,745)	$3,890	$(4,785)

Earnings (loss) per common share
Basic	$0.08	$(0.15)	$0.08	$(0.11)
Diluted	$0.08	$(0.15)	$0.07	$(0.11)
Weighted average number of common shares outstanding
Basic	51,936	45,768	51,101	45,296
Diluted	61,618	45,768	52,450	45,296

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount

Balance at December 25, 2004	45,061	$4	$9,909	$--	$16,922	$--	$26,835	$--
Net income					1,747		1,747	1,747
Accretion of Redeemable Preferred Stock					(454)		(454)
Preferred Stock Dividends					(187)		(187)
Stock-based compensation expense			105				105
Foreign currency translation adjustment						798	798	798
Preferred Stock issuance costs			566				566
Conversion of Preferred Stock and related interest payments made in shares of Class A Common Stock	2,039	0.5	2,611				2,611.50
Exercise of warrants	2,222	0.5	2,025				2,025.50
Receivable from stockholder				(49)			(49)
Balance at December 25, 2005	49,322	5	15,216	(49)	18,029	798	33,999	$2,545
Net income					6,025		6,025	6,025
Accretion of Redeemable Preferred Stock					(1,456)		(1,456)
Preferred Stock Dividends					(679)		(679)
Stock-based compensation expense			2,320				2,320
Foreign currency translation adjustment						832	832	832
Conversion of Preferred Stock, related interest payments made, and cashless exercise of warrants in shares of Class A Common Stock	1,618		2,066				2,066
Exercise of stock options	1,000		1,120				1,120
Balance at September 25, 2006	51,940	$5	$20,722	$(49)	$21,919	$1,630	$44,227	$6,857

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Nine months ended September 25,
	2006	2005
Cash flows from operating activities:
Net income	$6,025	$(4,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	(124)	5
Provision for inventory reserve	11	(36)
Depreciation and amortization of property, machinery, equipment and land use rights	1,639	917
Gain on sale of property, machinery and equipment	--	(21)
(Gain) loss on fair value adjustments to embedded derivatives	(3,198)	8,359
Minority interests	7	42
Stock-based compensation expense	2,320	105
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(602)	(187)
Deposits and prepayments	588	(3,269)
Inventories	(372)	(1,585)
Due from related companies	(167)	341
Increase (decrease) in:
Accounts payable	1,061	58
Other payables and accruals	(813)	81
Taxes payable	985	188
Due to related companies	(200)	(668)
Net cash provided by (used in) operating activities	7,160	(150)

Cash flows from investing activities:
Acquisition of Chengdu plant	(2,300)	--
Proceeds from disposal of property, machinery and equipment	--	33
Purchases of property, machinery and equipment	(4,720)	(3,330)
Purchases of land use rights	(2,024)	(110)
Minority interests	266	--
Net cash used in investing activities	(8,778)	(3,407)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	--	6,000
Payments of issuance costs related to preferred stock	(60)	(538)
Preferred stock dividend	(277)	(96)
Repayments to parent company	(14)	(55)
Proceeds from joint venture partners	249	13
Proceeds from issuance of common stock upon exercise of warrants	--	1,879
Proceeds from issuance of common stock upon exercise of stock options	1,120	--
Net cash provided by financing activities	1,018	7,203
Foreign currency translation adjustment	832	772
Net increase in cash and cash equivalents	232	4,418
Cash and cash equivalents at the beginning of the period	14,332	219
Cash and cash equivalents at the end of the period	$14,564	$4,637

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$1,800	$209

Interest payments on preferred stock in form of common stock	$267	$--

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We have recorded the fair value of these warrants and conversion features on our balance sheet as of September 25, 2006 and December 25, 2005 and recorded unrealized changes in the values of these derivatives in our consolidated statement of operations as “(loss) gain on fair value adjustments to embedded derivatives” for the periods ended September 25, 2006.

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument as a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that have an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of September 25, 2006 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$13,782	$782	$14,564
- Others	51,207	69	51,276
Total assets	64,989	851	65,840
Liabilities	8,776	7,901	16,677
Minority interests	370	--	370
Intercompany	24,649	(24,649)	--
Equity	35,611	8,616	44,227

Assets located outside of China consist primarily of cash and cash equivalents and deposits. Liabilities located outside of China consist primarily of embedded derivatives accounted for at fair value and preferred stock dividends payable.

Condensed statement of operation information for the nine months ended September 25, 2006 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$35,604	$--	$35,604
Cost of goods sold	(29,056)	--	(29,056)
General and administrative expenses	(690)	(3,330)	(4,020)
Income (loss) from operations	5,149	(3,330)	1,819
Provision for income taxes	(1,061)	--	(1,061)
Other income (expense)	2,179	3,221	5,400
Net income (loss)	6,134	(109)	6,025

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

The calculation of diluted weighted average common shares outstanding for the three months ended September 25, 2006 and 2005 and for the nine months ended September 25, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2006			2005
	Income	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Earnings per share - basic
Income available to common stockholders	$4,106	51,936	$0.08	$(6,745)	46,004	$(0.14)
Effect of dilutive securities
Redeemable convertible preferred stock	684	8,846		--	--
Options and warrants	--	836		--	--
Earnings per share - diluted
Net income	$4,790	61,618	$0.08	$(6,745)	46,004	$(0.14)

	Nine Months Ended September 25,
	2006			2005
	Income	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Earnings per share - basic
Income available to common stockholders	$3,890	51,101	$0.08	$(4,785)	45,376	$(0.11)
Effect of dilutive securities
Redeemable convertible preferred stock	---	--		--	--
Options and warrants	--	1,349		--	--
Earnings per share - diluted
Income available to common stockholders	$3,890	52,540	$0.07	$(4,785)	45,376	$(0.11)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Accounts receivable	$8,073	$7,408
Less: Allowance for doubtful accounts	(769)	(893)
	$7,304	$6,515

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$893	$775
Add: provision during the period	130	250
Less: write-offs during the period	(254)	(132)
Balance at the end of the period	$769	$893

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Deposits for raw materials	$3,877	$4,350
Prepayments and advances	505	620
	$4,382	$4,970

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Raw materials (including packing materials)	$6,442	$6,133
Finished goods	1,694	1,631
	8,136	7,764
Less: Inventory reserve	(145)	(134)
	$7,991	$7,630

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Balance at the beginning of the period	$134	$547
Add: provision during the period	21	--
Less: write-offs during the period	(10)	(413)
Balance at the end of the period	$145	$134

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Due from related companies for sales	$846	$679

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	September 25, 2006	December 25, 2005
	(In years)	(Unaudited)

Buildings	40	$12,998	$9,967
Machinery and equipment	5 - 12	18,524	14,663
		31,522	24,630
Less: Accumulated depreciation and amortization		(7,804)	(6,315)
		$23,718	$18,315

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Land use rights	$7,785	$4,705
Less: Accumulated amortization	(875)	(725)
	$6,910	$3,980

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2006	December 25, 2005
	(Unaudited)

Deposits from customers	$712	$1,093
Accruals for payroll, bonus and benefits	233	334
Utilities and accrued expenses	985	871
	$1,930	$2,298

NOTE 13. CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A Preferred Stock, initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of September 25, 2006, all of the five-year warrants had been exercised, and 3,118 shares of Series A Preferred Stock were converted into 3,282,106 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B Preferred Stock, initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of September 25, 2006, 200 shares of Series B Preferred Stock were converted into 125,000 shares of Class A Common Stock, and no warrants were exercised.

The Convertible Redeemable Preferred Stock is recorded as mezzanine equity in the financial statements because it is both redeemable in cash or stock and convertible at anytime by the holder.

Dividends on the Preferred Stock are payable as follows:

Series A Preferred Stock: 7% per annum, payable quarterly in arrears in cash or, at the Company’s option subject to satisfaction of certain conditions, shares of Class A Common Stock valued at 95% of the volume-weighted current market price.

Series B Preferred Stock: 7% per annum, payable quarterly in arrears in cash or, at the Company’s option subject to satisfaction of certain conditions, shares of Class A Common Stock valued at 95% of the volume-weighted current market price.

The accounting for the warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The warrants are recorded at fair value, based on the Black-Scholes and Binomial pricing models, and revalued each reporting period with the change in fair value recorded as other income (expense). Since the warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the fair value of all the embedded derivatives at the transaction date as a liability. The total fair value of these liabilities reduced the book value of the preferred stock at the date of the sale. The redemption value of the preferred stock is accreted as preferred stock dividends over the redemption period, which resulted in an accretion of $1,456,000 during the nine months ended September 25, 2006.

In connection with the issuance of the Preferred Stock A and Preferred Stock B, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,843,000. These professional fees, placement agent fees and associated expenses were recorded by the Company as a reduction of the proceeds from the sale of the Preferred Stock.

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of September 25, 2006, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of September 25, 2006, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

During the year ended December 25, 2005, warrant holders relating to the September 2003 and October 2003 private placement transactions exercised their warrants to purchase 1,650,000 and 400,000 shares of Class A Common Stock at exercise prices of $0.99 and $0.979, respectively. Accordingly, the excess of the exercise price over the par value of the Common Stock (amounting to $2,025,000) was recorded as additional paid-in capital. As of September 25, 2006, the Company had not received the proceeds from warrants exercised to purchase 49,647 shares of Class A Common Stock and has recorded a stockholder receivable. Legal action to recover such receivable has been commenced by the Company.

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

Warrants Issued to Private Placement Agent
Expected life (in years)	5
Expected volatility	98.8%
Risk-free interest rate	3.6%
Dividend yield	0%
Estimated fair value per share	$1.13
Aggregate value of the warrants	$403,000

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2003	2,075,000	$0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,327,368	0.9945
Forfeited/Cancelled	--	--
Outstanding at December 25, 2005	6,609,474	1.4020
Issued	--	--
Exercised	101,579	1.0400
Forfeited/Cancelled	--	--
Outstanding at September 25, 2006	6,507,895	1.4076
Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at September 25, 2006	6,507,895	1.4076

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of September 25, 2006 are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76

NOTE 16. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R during the fiscal year ended 2005. In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to Peter Mak, the Company’s Chief Financial Officer, at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of September 25, 2006, all of these options were exercised and the underlying Class A Common Stock was sold by Mr. Mak

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of September 25, 2006, all of these options were exercised and the underlying Class A Common Stock was sold by Mr. Mak.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of September 25, 2006, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006

Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

The following table summarizes outstanding options as at September 25, 2006 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at September 25, 2006	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at September 25, 2006	Weighted Average Exercise Price

$ 1.60	2,000,000	$ 1.60	5.5	2,000,000	$ 1.60

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$19	$18	$57	$54
Shandong Longfeng Flour Company Limited (b)	9	9	27	27
	$28	$27	84	81

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b)	Subsidiary of Shandong Longfeng Group Company.

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

New Dragon Asia Corp. is Florida corporation with wholly owned operating subsidiaries. As a result, we are not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and contra-account related to Series A Preferred Stock and Series B Preferred Stock, could not be used to offset any income derived from PRC when measuring the PRC income tax liabilities. As of September 25, 2006 and December 25, 2005, there were no material deferred tax assets or deferred tax liabilities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K/A for the fiscal year ended December 25, 2005, the Quarterly Reports on Form 10-Q/A filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Contractual Joint Ventures

A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, we have established three contractual joint ventures with three Chinese partners in China. i.e. Shandong Longfeng Flour Co. Ltd., Shandong Longfeng Group Co. and Shandong Yukai Food Co., Ltd., with percentage of ownership ranging from 79.64% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the contractual joint ventures are accounted for as wholly-owned by the Company. Accordingly, the Company’s consolidated financial statements include the financial statements of the contractual joint ventures.

Revenue Recognition

Our revenues are generated from sales of flour, instant noodle and soybean products. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; and (3) whether all elements of the contract have been fulfilled and delivered. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses for all periods presented.

Allowance for Doubtful Accounts

Management provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year. We base our estimate (one year) on historical experience and on continuous monitoring of customers’ credit and settlement. We believe we have a reasonable basis for making judgments on the allowance for doubtful accounts.

We normally grant up to 90 days credit to our customers. We monitor our allowance for doubtful accounts on a monthly basis. The provisions and write-offs recorded during 2006 and 2005 reflect estimates made by management and are intended to approximate actual results.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our Series A & B Preferred Stock, are separately valued and accounted for on our balance sheet. The pricing models we use for determining fair values of our derivatives are a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support its estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments should be separately accounted for as liabilities.

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions, which could affect a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. Based on our analysis of the EITF, we view the registration rights agreement and the financial instrument a liability to be recorded as incurred. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2004, and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of 2005.

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

We provide a wide range of instant noodle products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: packet noodles for home preparation and snacks and cup noodles for outdoor convenience.

In late 2005, we started producing two types of soybean products - soybean protein powder and soybean powder. They are principally supplied to food and beverage producers.

We believe that we have a reputation in China for producing some of the highest quality food products. We believe our production plants operate at the highest level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our manufacturing equipment is purchased and imported from Switzerland, Japan and South Korea. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

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

Our primary domestic customer base for both our flour products and instant noodles consists of small retail stores in the rural areas throughout China where we believe that our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty by our customers is very strong in this sector. In addition to the small retail sector, we sell to larger supermarkets located in urban areas.

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to begin exports of instant noodles and soybean powder to Europe. From the second quarter of the year, we began export sales to Sweden and Greece. Export sales accounted for approximately 8% of our instant noodle sales for the first nine months of fiscal 2006, similar to the same period in fiscal 2005.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the brand reputation and quality of the Long Feng brand, as well as our commitment to international quality standards.

Significant establishments and acquisitions during the nine months ended September 25, 2006

Acquisition of Delta Link Limited and Chengdu Manufacturing Plant

On February 24, 2006, we acquired Delta Link and its Chinese subsidiary, a noodle manufacturing facility in Chengdu, Sichuan Province, for cash consideration of $3,300,000. The Chengdu Plant serves the Western China market.

Expansion of Longyuan Packing Plant

On January 10, 2006, we established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. The expansion is planned to be the second phase of the development of Longkou City Longyuan Packing Materials Company Limited (“LCLPM”), our 55% owned subsidiary. It was established as a separate entity in order to (i) acquire the remaining interests in LCLPM (45%) from the Chinese joint venture partner at net book value and (ii) enjoy a new income tax holiday. As of September 25, 2006, the transfer of the remaining 55% equity interest in LCLPM to NDAPM has been completed at net book value, and LCLPM has become a 100% owned subsidiary of NDAPM, which is indirectly owned 100% by us.

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

The instant noodle segment in the PRC is also highly competitive. We compete against well-established foreign companies and many smaller companies. Our largest competitors are the “Master Kang” brand manufactured by Tingyi (Cayman Island) Holdings Corporation and the “President” brand manufactured by Uni-President Group, both based in Taiwan. Both are focused predominately in the more developed and competitive urban markets.

Employees

On September 25, 2006, we had approximately 1,500 employees. All of our employees are located in the seven plants and the Shenzhen executive office. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

Currency Conversion and Exchange

Although the Chinese government regulations now allow convertibility of Renminbi (“RMB”) for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

Substantially all our revenue and expenses are denominated in RMB. Our RMB cash inflows are sufficient to service our RMB expenditures. For financial reporting purposes, we use U.S. dollars. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting. To date, we have not engaged in any currency hedging transactions in connection with our operations.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Nine months ended September 25,		Three months ended September 25,
	2006	2005	2006	2005

Net revenue	$35,604	$28,920	$12,964	$11,645
Cost of goods sold	(29,056)	(23,862)	(10,442)	(9,488)
Gross profit	6,548	5,058	2,522	2,157
Selling and distribution expenses	(709)	(431)	(263)	(149)
General and administrative expenses
(including Stock-based compensation of $2,320 for the nine months ended September 25, 2006)	(4,020)	(1,338)	(711)	(360)
Gain (loss) on fair value adjustments to embedded derivatives	3,198	(8,359)	2,593	(8,359)
Income (loss) before income taxes and minority interest	7,219	(3,548)	5,217	(5,986)
Provision for income taxes	(1,061)	(892)	(427)	(381)
Net income (loss)	6,025	(4,480)	4,790	(6,440)
EBITDA*	7,798	5,790	3,093	2,736
EBITDA margin on revenue	22%	20%	24%	23%

* The Company uses EBITDA as an operating performance measure. EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense, non-cash stock-based compensation and in our case (loss) gain on fair value adjustments to embedded derivatives. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes, (loss) gain on fair value adjustments to embedded derivatives and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarters of 2006 and 2005, respectively.

	Nine months ended September 25,		Three months ended September 25,
	2006	2005	2006	2005
Net income	$6,025	$(4,480)	$4,790	$(6,440)
Income tax	1,061	892	427	381
Interest expense	(49)	(3)	(26)	(4)
Depreciation and amortization	1,639	917	495	335
Loss (gain) on fair value adjustments to embedded derivatives	(3,198)	8,359	(2,593)	8,359
Non-cash stock-based compensation	2,320	105	--	105
EBITDA	$7,798	$5,790	$3,093	$2,736

Nine Months Ended September 25, 2006 Compared to Nine Months Ended September 25, 2005

Net Revenue

Net revenue for the nine months ended September 25, 2006 was $35,604,000, representing an increase of $6,684,000, or 23%, from $28,920,000 for the nine months ended September 25, 2005. The increase was primarily due to the increase in market demand for our flour and instant noodles, together with the inclusion of results for the soybean products business.

Approximately 90% of the increase was due to the growth in market demand for flour and instant noodles, and the remaining 10% of the increase was derived from the addition of the soybean products business. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit increased to 18% for the nine months ended September 25, 2006 from 17% for the nine months ended September 25, 2005. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $709,000 for the nine months ended September 25, 2006, representing an increase of $278,000 from $431,000 for the corresponding period of 2005. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses increased to 2% in the nine months ended September 25, 2006 from 1% in the corresponding period in 2005 as a result of the expansion of marketing activities.

General and Administrative Expenses

General and administrative expenses increased $2,682,000, or 200%, to $4,020,000 for the nine months ended September 25, 2006 as compared to $1,338,000 for the nine months ended September 25, 2005. The increase was primarily due to the stock-based compensation cost, which amounted to $2,320,000 and is non-cash in nature and non-recurring. The charge for stock-based compensation related to the granting of options to purchase up to 2,000,000 shares of Class A Common Stock on January 20, 2006.

Income from Operations

Income from operations decreased $1,470,000, or 45%, to $1,819,000 for the nine months ended September 25, 2006 as compared to $3,289,000 for the nine months ended September 25, 2005. The decrease was primarily due to the stock-based compensation charged in 2006, which was non-cash.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, resulting from changes in the fair values of these instruments was subsequently recorded in our statements of operations. For the nine months ended September 25, 2006, the gain from changes in the fair value of these instruments was $3,198,000. For the nine months ended September 25, 2005, the loss from changes in the fair value of these instruments was $8,359,000.

VAT Refunds

VAT refund increased to $2,135,000 for the nine months ended September 25, 2006 as compared to $1,723,000 for the nine months ended September 25, 2005. This increase was solely due to the tax refund received from the municipal government of China to encourage foreign investment.

Net Income

Net income increased to $6,025,000 for the nine months ended September 25, 2006 as compared to a loss of $4,480,000 for the nine months ended September 25, 2005. Such change was primarily due to (i) the growth of our business and (ii) gain derived from changes in the fair values of derivative instruments.

Three Months Ended September 25, 2006 Compared to Three Months Ended September 25, 2005

Net Revenue

Net revenue for the quarter ended September 25, 2006 was $12,964,000, representing an increase of $1,319,000, or 11%, from $11,645,000 for the quarter ended September 25, 2005. The increase was primarily due to the increase in market demand for our flour and instant noodles, together with the inclusion of results for the soybean products business.

Approximately 90% of the increase was due to the growth in market demand for flour and instant noodles, and the remaining 10% of the increase derived from the addition of the soybean products business. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit increased to 19.5% for the three months ended September 25, 2006 from 18.5% for the three months ended September 25, 2005. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $263,000 for the quarter ended September 25, 2006, representing an increase of $114,000 from $149,000 for the corresponding quarter of 2005. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses increased to 2% in the quarter ended September 25, 2006 from 1% in the corresponding period in 2005 as a result of the expansion of marketing activities.

General and Administrative Expenses

General and administrative expenses increased $351,000, or 98%, to $711,000 for the quarter ended September 25, 2006 as compared to $360,000 for the quarter ended September 25, 2005. The increase was primarily due to the increase in professional fees on services including fees for investor relations, legal and accounting advice.

Income from Operations

Income from operations decreased $100,000, or 6%, to $1,548,000 for the three months ended September 25, 2006 as compared to $1,648,000 for the three months ended September 25, 2005. The decrease was primarily due to the increased professional fees for investor relations, legal and accounting advice.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, resulting from changes in the fair values of these instruments was subsequently recorded in our statements of operations. For the three months ended September 25, 2006, the gain from changes in the fair value of these instruments was $2,593,000. For the three months ended September 25, 2005, the loss from changes in the fair value of these instruments was $8,359,000.

VAT Refunds

VAT refund increased to $1,036,000 for the quarter ended September 25, 2006 as compared to $928,000 for the quarter ended September 25, 2005. This increase was solely due to the tax refund received from the municipal government of China to encourage foreign investment.

Net Income

Net income increased $11,230,000, or 174% to $4,790,000 for the quarter ended September 25, 2006 as compared to a loss of $6,440,000 for the quarter ended September 25, 2005. Such increase was primarily due to (i) the growth of our business and (ii) gain derived from changes in the fair value of derivative instruments.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies, together with proceeds received from financing transactions.

Our working capital increased $4,291,000 to $18,836,000 at September 25, 2006 as compared to $14,545,000 at December 25, 2005, which was primarily due to (i) the growth of our business and (ii) fair value variation of derivative instruments.

Cash and cash equivalents were $14,564,000 as of September 25, 2006, an increase of $232,000 from December 25, 2005, which was primarily due to the growth of our business.

Net cash provided by operating activities for the nine months ended September 25, 2006 was $7,160,000, which was primarily due to the increase of sales in the nine months. Also, the decreased cost of wheat contributed to higher cash flow from operations. Net cash provided by financing activities of $1,018,000 for the nine months ended September 25, 2006 was mainly due to the additional capital derived from the exercise of stock options.

Net cash used in investing activities for the nine months ended September 25, 2006 was $8,778,000, which primarily resulted from the acquisition of the Chengdu Plant and the expansion of the Longyuan packing plant.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations and Commercial Commitments

On July 11, 2005, we issued 6,000 shares of Series A Preferred Stock, convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share (subject to anti-dilution adjustments and interest payments), raising $6.0 million in gross proceeds.

On December 22, 2005, we issued 9,500 shares of Series B Preferred Stock, convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share (subject to anti-dilution adjustments and interest payments), raising $9.5 million in gross proceeds.

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

As of September 25, 2006, we had obligations that resulted from the redeemable convertible preferred stock that may be paid in cash or shares or converted by the holder, and had operating leases for manufacturing and warehouse facilities expiring at various dates through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2006 (a)	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Redeemable convertible preferred stock	$--	$545	$3,796	$3,796	$4,045	$--	$12,182
Operating lease obligations	15	62	62	10	--	--	149
Acquisition of property, plant and equipment	128	--	--	--	--	--	128
Pre-determined annual fee charged by joint venture partners	27	111	111	111	111	3,877	4,348
Total	$170	$718	$3,969	$3,917	$4,156	$3,877	$16,807

(a) Remaining period of September 26, 2006 through and including December 25, 2006.

Reconciliation of the outstanding payment obligations of mandatorily redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(1,418)
$12,182
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

We have never declared or paid any dividends on our Class A Common Stock. The declaration and payment in the future of any cash or stock dividends on the Class A Common Stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Class A Common Stock, including the shares of our outstanding preferred stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. Factors including, but not limited to, outstanding indebtedness, payment of dividends on securities ranking senior to the Class A Common Stock, decreases in our future earnings, increases in capital requirements, and negative results of our financial conditions may restrict our ability to declare or pay any dividends on our Class A Common Stock in the future. We currently intend to retain our future earnings to support operations and therefore do not expect to declare or pay any dividends on our Class A Common Stock in the foreseeable future.

We are controlled by our majority shareholder, which is controlled by our Chairman.

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Lu. At October 30, 2006, Mr. Lu owned 100% of the equity interests of New Dragon Asia Food Ltd, which is our majority shareholder. As a result, Mr. Lu through his equity ownership effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

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

Many of our competitors are larger and have greater financial resources, including our primary competitors, the manufacturers of each of the brand names “Master Kang” and “President”. We may not be able to compete successfully with such competitors. Competition could cause us to lose our market share, increase expenditures or reduce pricing, each of which could have a material adverse effect on our business and financial results.

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

We may be subject to product liability claims and product recalls, which could negatively impact our profitability.

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

We may be liable if the consumption of any of our products causes injury, illness or death. We may also be required to recall certain of our products that become contaminated or are damaged. We are not aware of any material product liability judgment against us. However, a product liability judgment or a product recall could have a material adverse effect on our business or financial results.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 25, 2006, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 25, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of Chief Executive Officer pursuant to Rules 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Chief Financial Officer pursuant to Rules 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: November 8, 2006	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: November 8, 2006	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer