Form 10-K/A
period 2005-12-25
NEW DRAGON ASIA CORP
filed 2006-11-30
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 29, 2006, there were 52,935,446 shares of Class A Common Stock outstanding.

TABLE OF CONTENTS

PAGE
PART I

ITEM 8. Financial Statements and Supplementary Data	5

ITEM 15. Exhibits and Financial Statement Schedules	6

SIGNATURES	9

FINANCIAL STATEMENTS	F-1

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A to amend the financial statements and the notes to the financial statements contained in Item 8 and to include the exhibits and financial statement schedules contained in Item 15 of our Annual Report on Form 10-K, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed on September 28, 2006. Except as specifically referenced herein, this Amendment No. 2 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 23, 2006, the filing date of the original report.

Forward-Looking Information

This Amendment to Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K/A is filed, and the Company does not intend to update any of the forward-looking statements after the date this Amendment to Annual Report on Form 10-K/A is filed to confirm these statements to actual results, unless required by law.

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

Dated: November 29, 2006	By:	/s/ Li Xia Wang
	Name:	Li Xia Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 29, 2006	By:	/s/ Heng Jing Lu
		Name:	Heng Jing Lu
		Title:	Chairman

Dated: November 29, 2006	By:	/s/ Peter Mak
		Name:	Peter Mak
		Title:	Chief Financial Officer

Dated: November 29, 2006	By:	/s/ Ling Wang
		Name:	Ling Wang
		Title:	Director

Dated: November 29, 2006	By:	/s/ De Lin Yang
		Name:	De Lin Yang
		Title:	Director

Dated: November 29, 2006	By:	/s/ Zhi Yong Jiang
		Name:	Zhi Yong Jiang
		Title:	Director

Dated: November 29, 2006	By:	/s/ Qi Xue
		Name:	Qi Xue
		Title:	Director

Dated: November 29, 2006	By:	/s/ Feng Ju Chen
		Name:	Feng Ju Chen
		Title:	Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 25, 2005 and 2004	F-2

Consolidated Statements of Operations for each of the three years in the period ended
December 25, 2005	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each
of the three years in the period ended December 25, 2005	F-4

Consolidated Statements of Cash Flows for each of the three years in the period
ended December 25, 2005	F-5

Notes to Consolidated Financial Statements	F-7

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

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 15, 2006, except for Note 2
as to which date is September 25, 2006

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2005	December 25, 2004
	Restated
ASSETS

Current assets:
Cash and cash equivalents	$14,332	$219
Accounts receivable, net	6,515	6,414
Deposits and prepayments, net	4,970	2,520
Inventories, net	7,630	3,990
Due from related companies	679	1,183
Total current assets	34,126	14,326

Deposit for property, machinery and equipment	1,000	--
Property, machinery and equipment, net	18,315	16,098
Land use rights, net	3,980	3,822
Total assets	$57,421	$34,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,696	$2,696
Other payables and accruals	2,298	1,898
Taxes payable	1,854	1,491
Due to related companies	598	831
Embedded derivatives at fair value	12,135	--
Total current liabilities	19,581	6,916

Due to New Dragon Asia Food Limited	137	303
Due to joint venture partners	54	110
		--
Total liabilities	19,772	7,329
Minority interests	91	82
Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 13,600 shares and nil shares at December 25, 2005 and 2004, respectively	3,559	--

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 49,322,291 in 2005 and 45,061,242 in 2004	5	4
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	15,216	9,909
Receivable from stockholder	(49)	--
Retained earnings	18,029	16,922
Accumulated other comprehensive income	798	--
Total stockholders’ equity	33,999	26,835
Total liabilities and stockholders’ equity	$57,421	$34,246

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

Earnings per Share

The Company has restated the fully diluted shares outstanding for the year ended December 25, 2005 to correct calculations and interpretive errors it made in applying the requirements of FAS 128 ”Earnings per Share”. The Company had not properly interpreted and applied the “treasury stock” method described in FAS 128 and the “as converted “method for determining dilutive shares. The amounts presented below have been corrected.

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

The accompanying financial statements for the year ended December 25, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the ended December 25, 2005 are summarized below:

Consolidated Statement of Operations (in thousands except per share data)
	As previously reported	Adjustments		As Restated

Net revenue	$44,180			$44,180
Cost of goods sold	(36,151)			(36,151)
Gross profit	8,029			8,029
Operating expenses:
Selling and distribution expenses	(721)			(721)
General and administrative expenses	(2,358)			(2,358)
Income from operations	4,950			4,950
Other income (expense):
Interest expense	(1,814)	(1,816)	a	2
Other income	186			186
(Loss) on fair value adjustments to embedded derivatives		4,064	b	(4,064)
Interest income	8			8
VAT refund	2,158			2,158
Income before income taxes and minority interests	5,488	2,248	c	3,240
Provision for income taxes	(1,487)			(1,487)
Income before minority interests	4,001			1,753
Minority interests	(6)			(6)
Net income	$3,995			$1,747
Accretion of Redeemable preferred stock	--	(454)	d	(454)
Preferred Stock Dividends	--	(187)	e	(187)
Income (loss) available to common stockholders	3,995			1,107

Earnings per common share
Basic	$0.09	(0.07)	f	$0.02
Diluted	$0.08	(0.06)	f	$0.02
Weighted average number of common shares outstanding
Basic	46,125	(74)	g	46,051
Diluted	49,860	(2,911)	g h	46,949

Adjustments
a- reverse interest expense recoded for Mandatory Redeemable Preferred stock now accounted for and mezzanine equity
b- change in derivative value during the period
c- accretion of Redeemable preferred stock
d - accretion of Redeemable Convertible Preferred Stock.
e- Preferred Stock Dividend previously recorded as interest expense
f -to reflect basic and fully diluted earnings per share based upon corrected Income available to common stockholders
g-Adjust weighted average shares outstanding for corrected calculations
h-Correct diluted weighted average shares outstanding for calculations and interpretive errors made in applying the requirements of FAS 128

Balance Sheet Impact

In addition to the effects on the Company’s consolidated statement of income discussed above, the restatement impacted the consolidated balance sheet as of December 25, 2005. The following table sets forth the effects of the restatement adjustments on consolidated balance sheet as of December 25, 2005

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

NOTE 4. CONDENSED FINANCIAL STATEMENT INFORMATION

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

Condensed statement of operation information for the year ended December 25, 2005 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total

Net revenue	$44,180	$--	$44,180
Cost of goods sold	(36,151)	--	(36,151)
General and administrative expenses	(1,330)	(1,028)	(2,358)
Income (loss) from operation	5,978	(1,028)	4,950
Provision for income taxes	(1,487)	--	(1,487)
Other income (loss)	2,352	(4,062)	(1,710)
Net income (loss)	6,837	(5,090)	1,747

See Note 27 for condensed parent company financial information.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Accounts receivable	$7,408	$7,189
Less: Allowance for doubtful accounts	(893)	(775)
	$6,515	$6,414

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Balance at the beginning of the year	$775	$993
Add: provision during the year	250	662
Less: write-offs during the year	(132)	(880)
Balance at the end of the year	$893	$775

NOTE 6. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Deposits for raw materials	$4,350	$1,523
Prepayments and advances	620	997
	$4,970	$2,520

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$6,133	$2,812
Finished goods	1,631	1,725
	7,764	4,537
Less: Inventory reserve	(134)	(547)
	$7,630	$3,990

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Balance at the beginning of the year	$547	$582
Add: provision during the year	-	--
Less: write-offs during the year	(413)	(35)
Balance at the end of the year	$134	$134

NOTE 8. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following:

	December 25, 2005	December 25, 2004
	(In thousands)	(In thousands)
Due from affiliated companies for sales	$679	$1,183

NOTE 9. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

	Useful Life	December 25, 2005	December 25, 2004
	(In years)	( In thousands)	(In thousands)
Buildings	40	$9,967	$9,415
Machinery and equipment	5- 12	14,663	11,940
		24,630	21,355
Less: Accumulated depreciation and amortization		(6,315)	(5,257)
		$18,315	$16,098

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

NOTE 12. TAXATION

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

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The key terms of the Series A Preferred Stock and Series B Preferred Stock are as follows:

	Preferred Stock A	Preferred Stock B

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

Anti-dilution
In the event the Company issues at any time while Preferred Stock are still outstanding Common Stock or any type of securities giving right to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

In the event the Company issues at any time while Preferred Stock are still outstanding Common Stock or any type of securities giving right to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

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

NOTE 15. WARRANTS

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

NOTE 26. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

BASIS OF PRESENTATION

These condensed parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X. New Dragon Asia Corp. is a holding company that conducts its operations through its subsidiaries, which are more fully described in Note 1.

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the footnotes to the consolidated financial statements presented above for additional information and disclosures with respect to these financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY BALANCE SHEETS

(Amounts in thousands, except share data)

	December 25, 2005	December 25, 2004

ASSETS

Current assets:
Cash and cash equivalents	$10,150	$--
Other receivable	1,069	20
Deferred expenses, net	33	--
Total current assets	11,252	20

Investment in and advances to subsidiaries	39,522	27,902
Total assets	$50,774	$27,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables and accruals	$661	$197
Dividend payable on preferred shares	80	--
Embedded derivatives at fair value	12,135	--
Total current liabilities	12,876	197

Due to New Dragon Asia Food Limited	340	890
		--
Total liabilities	13,216	1,087
Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 13,600 shares and nil shares at December 25, 2005 and 2004, respectively	3,559	--

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 49,322,291 in 2005 and 45,061,242 in 2004	5	4
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	15,216	9,909
Receivable from stockholder	(49)	--
Retained earnings	18,029	16,922
Accumulated other comprehensive income	798	--
Total stockholders’ equity	33,999	26,835
Total liabilities and stockholders’ equity	$50,774	$27,922

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the years ended December 25,
	2005	2004	2003

General and administrative expenses	(1,020)	(413)	(2,220)
Loss from operations	(1,020)	(413)	(2,220)
Other income (expense):
Interest income	9	--	--
Loss on fair value adjustments to embedded derivatives	(4,064)	--	--
Total parent only expenses	(5,075)	(413)	(2,220)
Equity in subsidiary earnings, net of taxes	6,822	5,058	4,947
Net income	$1,747	$4,645	$2,727
Accretion of redeemable preferred stock	(454)	--	--
Preferred stock dividends	(187)	--	--
Income available to common stockholders	$1,106	$4,645	$2,727

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(5,075)	$(413)	$(2,220)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on fair value adjustments to embedded derivatives	4,064
Stock-based compensation expense	105	--	--
Changes in operating assets and liabilities:
Other receivable	(1,032)	--	--
Other payables and accruals	459	14	152
Net cash provided by operating activities	(1,479)	(399)	(2,068)

Cash flows from investing activities:
Investment and advances to subsidiaries	(4,848)	--	--
Disposal of subsidiaries	--	--	690
Net cash provided by (used in) investing activities	(4,848)	--	690

Cash flows from financing activities:
Proceeds from issuance of preferred stock	15,500	--	--
Payments of issuance costs related to preferred stock	(1,218)	--	--
Preferred Stock Dividends	(30)
Repayment to parent company	(550)	--	--
Proceeds from exercise of warrants	1,977	--	1,777
Net cash provided by financing activities	15,679	--	1,777
Foreign currency translation adjustment	798	--	--
Net increase (decrease) in cash and cash equivalents	10,150	(399)	399
Cash and cash equivalents at the beginning of the period	--	399	--
Cash and cash equivalents at the end of the period	$10,150	$--	$399