Form 10-Q/A
period 2005-09-25
NEW DRAGON ASIA CORP
filed 2006-12-06
CIK 1089590

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act): Yes ☐No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares of Class A Common Stock outstanding as of November 29, 2006 was 52,935,446.

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

SIGNATURES

EXHIBITS

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A to amend the notes to the financial statements contained in Item 1 of our Quarterly Report on Form 10-Q, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on September 28, 2006. Except as specifically referenced herein, this Amendment No. 2 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to November 9, 2005, the filing date of the original report.

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, Restated)
(Unaudited)

					Accumulated Other	Total
	Class A Common Stock		Additional	Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Paid in Capital	Earnings	Income	Equity	Income
Balance at December 25, 2004	45,061	$4	$9,909	$16,922	$-	$26,835	$-

Net (loss) income	-	-	-	(4,480)	-	(4,480)	(4,480)
Accretion of Redeemable preferred stock				(209)		(209)
Dividend on preferred stock				(96)		(96)
Stock-based compensation	-	-	105	-	-	105	-

Foreign currency translation adjustment	-	-	-	-	772	772	772

Issuance of common stock upon exercise of warrants related to 2003 and 2005 private placements	2,122	1	1,927	-	-	1,928	-

Balance at September 25, 2005	47,183	$5	$11,941	$12,137	$772	$24,855	$(3,708)

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

Restatement of Financial Statements
-Derivative Accounting

The consolidated financial statements for the interim period ended September 25, 2005 included in this report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants

We have determined that the conversion features of certain of our financial instruments, including our 2005 preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. Our common stock price ranged from a low of $0.79 to a high $2.78 during the quarter ending September 25, 2005, and the aggregate balance sheet amount shown for these derivative liabilities accordingly increased from $4,557 at July 11, 2005 (the date of issuance of the Series A Preferred Stock) to $12,916 on September 25, 2005. We were required to report a change of $8,359 as a (loss) on the embedded derivative liability in other income on our statement of income

-Earnings per Share

The Company has restated the fully diluted shares outstanding for the quarter ended September 25, 2005 and for the nine-month period ended September 25, 2005 to eliminate the dilutive effect of potential common shares issuable as the restatement for the derivative issue above caused potentially dilutive shares to now be anti-dilutive. Were such potentially issuable common shares not dilutive, the Company would have been required to correct calculations and interpretive errors it made in applying the requirements of FAS 128 ”Earnings per Share.” The Company had not properly interpreted and applied the “treasury stock” method described in FAS 128 and the “as converted “method for determining dilutive shares.

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

The accompanying financial statements for the quarter ended September 25, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the interim period ended September 25, 2005 are summarized below:

Consolidated Statement of Income (in thousands except per share data)

	Nine months Ended September 25, 2005
	As previously reported	Adjustment		As restated

Income from operations	$3,289			$3,289
Other income (expense):
Interest expense	(293)	292	a	(1)
Interest income	4			4
Other expense	(204)			(204)
VAT refund	1,723			1,723
(Loss) gain on fair value adjustments to embedded derivatives	--	(8,359)	b	(8,359)
Income (loss) before taxes	4,519			(3,548)
Provision for income taxes	(892)			(892)
Income (loss) before minority interests	3,627			(4,440)
Minority interests	(40)			(40)
Net income	$3,587			$(4,480)
Dividend on preferred stock	--	(96)	f	(96)
Accretion of Redeemable preferred stock	--	(209)	c	(209)
Income (loss) available to common stockholders	$3,587			(4,785)

Earnings (loss) per common share
Basic	$0.08	(0.19)	d	$(0.11)
Diluted	$0.07	(0.18)	e	$(0.11)
Weighted average number of common shares outstanding
Basic	45,296	80	g	45,376
Diluted	48,468	(3,092)	gh	45,376

Adjustments
a - reverse accretion of redeemable preferred stock previously reported dividend
b - change in derivative value during the quarter
c - accretion of redeemable preferred stock
d - to reflect basic earnings per share based upon corrected net loss
e - adjust fully diluted earnings per share to equal basic loss per share due to the anti-dilutive effects of dilutive shares
f - reclassify preferred stock dividend from interest expense
g- adjust weighted average shares outstanding for corrected calculations
h- correct diluted weighted average shares outstanding for calculations and interpretive errors made in applying the requirements of FAS 128 and to eliminate the dilutive effect of potential common shares as the restatement for the derivative corrections made them anti-dilutive to the calculation

Consolidated Statement of Income (in thousands except per share data)

	Three months Ended September 25, 2005
	As previously reported	Adjustment		As restated

Income from operations	$1,648			$1,648
Other income (expense):
Interest expense	(292)	(292)	a	--
Interest income	4			4
Other expense	(207)			(207)
VAT refund	928			928
(Loss) gain on fair value adjustments to embedded derivatives	--	(8,359)	b	(8,359)
Income (loss) before taxes	2,081			(5,986)
Provision for income taxes	(381)			(381)
Income (loss) before minority interests	1,700			(6,367)
Minority interests	(73)			(73)
Net income	$1,627			$(6,440)
Dividend on preferred stock	--	(96)	f	(96)
Accretion of Redeemable preferred stock	--	(209)	c	(209)
Income (loss) available to common stockholders	$1,627			$(6,745)

Earnings (loss) per common share
Basic	$0.04	(0.19)	d	$(0.14)
Diluted	$0.03	(0.18)	e	$(0.14)
Weighted average number of common shares outstanding
Basic	45,768	236	g	46,004
Diluted	50,333	(4,329)	gh	46,004

Adjustments
a - reverse accretion of redeemable preferred stock previously reported dividend
b- change in derivative value during the quarter
c- accretion of Redeemable preferred stock
d - to reflect basic earnings per share based upon corrected net loss
e- adjust fully diluted earnings per share to equal basic loss per share due to the anti-dilutive effects of dilutive shares
f- reclassify preferred stock dividend from interest expense
g- adjust weighted average shares outstanding for corrected calculations-
h- correct diluted weighted average shares outstanding for calculations and interpretive errors made in applying the requirements of FAS 128 and to eliminate the dilutive effect of potential common shares as the restatement for the derivative corrections made them anti-dilutive to the calculation

Balance Sheet Impact

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

Adjustments
a- fair value of embedded derivatives at September 25, 2006
b- reverse redeemable convertible preferred stock at September 25, 2006 and record as mezzanine financing
c- reverse values recorded for warrants and conversion features at date of the sale of redeemable convertible preferred stock
d- to reflect aggregate effect of income statement adjustments

NOTE 3. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 1,793 dilutive shares for warrants and option and 6,316 shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the nine months ended September 25, 2005 and 1,428 dilutive shares for warrants and option and 6,316 shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three months ended September 25, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. For the three months and nine months September 25, 2004, the potentially dilutive securities warrants and options strike prices exceeded the average market price of the Company’s shares and would have resulted in a reduction of shares outstanding using the treasury stock method and were therefore anti-dilutive.

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

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2005 Restated			2004
	Income	Weighted			Weighted
	(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (loss) available to common stockholders	$(6,745)	46,004	$(0.14)	$1,192	45,061	$0.03
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--
Options and Warrants	--	--		--	--
Earnings per share - diluted
Income (loss) available to common stockholders	$(6,745)	46,004	$(0.14)	$1,192	45,061	$0.03

	Nine Months Ended September 25,
	2005 Restated			2004
	Income	Weighted			Weighted
	(Loss)	Average		Income	Average
	Restated	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (loss) available to common stockholders	$(4,785)	45,376	$(0.11)	$2,069	45,061	$0.05
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--
Options and Warrants	--	--		--	--
Earnings per share - diluted
Income (loss) available to common stockholders	$(4,785)	45,376	$(0.11)	$2,069	45,061	$0.05

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Accounts receivable	$7,376	$7,189
Less: Allowance for doubtful accounts	(780)	(775)
	$6,596	$6,414

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Deposits and prepayments	$5,937	$2,627
Less: Allowance for doubtful accounts	(99)	(107)
	$5,838	$2,520

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Raw materials (including packing materials)	$4,827	$2,812
Finished goods	1,295	1,725
	6,122	4,537
Less: Provision for inventory obsolescence	(511)	(547)
	$5,611	$3,990

NOTE 7. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)

Buildings	$10,118	$9,415
Machinery and equipment	14,553	11,940
	24,651	21,355
Less: Accumulated depreciation and amortization	(6,067)	(5,257)
	$18,584	$16,098

NOTE 8. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)
Land use rights	$4,542	$4,432
Less: Accumulated amortization	(695)	(610)
	$3,847	$3,822

NOTE 9. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2005	December 25, 2004
	(Unaudited)
Deposits from customers	$469	$554
Accruals for staff salaries, bonus and benefits	237	515
Utilities and accrued expenses	1,273	829
	$1,979	$1,898

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

Warrants Issued to
Private Placement Agent

Expected life (in years)	5
Expected volatility	40%
Risk-free interest rate	4%
Dividend yield	0%
Estimated fair value per share	$ 0.43
Aggregate value of the warrants	$ 163,000

The following table summarizes activity regarding the Company’s outstanding warrants:
	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2003	2,075,000	$ 0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,227,368	0.9947
Forfeited/Cancelled	--	--
Outstanding at September 25, 2005	6,709,474	1.3918
Warrants exercisable at September 25, 2005	6,709,474	1.3918
Warrants exercisable at September 25, 2006	6,709,474	1.3918

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

Our primary customer base for both our flour products and instant noodles consists of small retail stores in the rural areas throughout China, where, we believe; our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty is very strong in this sector. In addition, we sell to supermarkets located in urban areas.

In addition to domestic sales, we export noodles to other countries such in the region, including South Korea, Australia, Malaysia, and Indonesia. Export sales accounted for approximately 8%, of our instant noodle sales for the first nine months of fiscal 2005, compared with 5% for the same period in fiscal 2004.

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

The following table presents reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarters of 2005 and 2004:

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

NEW DRAGON ASIA CORP.

Dated: December 6, 2006	By: /s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: December 6, 2006	By: /s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer