Form 10-K
period 2006-12-25
NEW DRAGON ASIA CORP
filed 2007-03-26
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class: Class A Common Stock, $ 0.0001 par value.

Name of Each Exchange on Which Registered: The American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

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
Yes ☐ No ☒

As of June 25, 2006 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $25 million.

As of March 9, 2007, there were 53,614,723 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

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

OVERVIEW

New Dragon Asia Corp. and its subsidiaries (collectively, “New Dragon”, “NWD” or “the Company”, “we”, “us”, or “our”) are engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. We are headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”). With a well-known brand name called “Long Feng”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have eight manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of Soybean powder. We were incorporated in the State of Florida on March 18, 1999 under the name Bio-Aqua Systems, Inc.

OUR PRODUCTS AND PRODUCTION

We produce and market a broad range of wheat flour for use in bread, dumplings, noodles and confectionary products. Our flour products are marketed under the “Long Feng” brand name and sold throughout the country at both wholesale and retail levels

We provide a wide range of instant noodle products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: (i) packet noodles for home preparation and (ii) snacks and cup noodles for outdoor convenience.

In late 2005, we started producing two types of soybean products - soybean protein powder and soybean powder. They are principally supplied to food and beverage manufacturers.

Our product breakdown for the year ended December 25, 2006 was approximately 57% for flour products, 30% for instant noodles and 14% for soybean products. For more information, please refer to Note 19 of the accompanying consolidated financial statements “Segment Information”.

We believe that we have developed a reputation in China for producing high quality food products. Our production plants operate at the highest level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our “state of the art” manufacturing equipment is imported from Switzerland, Japan, and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the “Long Feng” brand.

Flour and water are the two main ingredients used to produce our noodle products. Flour is extracted from wheat through a milling process. Wheat sourced by our milling operation in Shandong Province is generally regarded as being the highest quality available in China. To produce our noodles, we mix flour with water and other ingredients and then extrude or roll the mixture into the desired shape of the noodle. The mixture then travels through a series of state-of-the-art dryers before being stabilized at room temperature. After stabilization, the noodles are steamed and cooked in deep fryers, cooled and then mixed with various seasonings and freeze dried additives such as chicken, vegetables or beef, which are prepared from raw ingredients in a separate building within our production complex. The finished product is then packed, palletized and shipped.

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

Our primary customer base for both our flour products and instant noodles consists of stores in the rural areas throughout China, where, we believe; our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty is strongest in this sector. The Company also sells to supermarkets mainly in urban areas.

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to begin exports of instant noodles and soybean powder to Europe. From the second quarter of the year, we began export sales to Sweden and Greece. During 2006, export sales accounted for approximately 8.8% of our instant noodle sales.

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

We are subject to the PRC’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operations comply with applicable environmental laws, including those laws relating to air, water, and noise pollution.

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

CUSTOMERS

We have approximately 560 customers for our products. None of our customers account for more than 5% of our revenue. We source our wheat and soybean from approximately 50 suppliers. None of the suppliers accounts for more than 5% of our purchases. Historically, our fourth quarter revenue is much higher than the other three quarters due to Chinese New Year holiday.

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

We are controlled by our major shareholder, which is controlled by our Chairman, Mr. Heng Jing Lu. Mr. Heng Jing Lu, our Chairman, is the holder of record of 100% of the equity interests of New Dragon Asia Food Ltd. Mr. Lu has sole voting and dispositive control over the shares of us held by New Dragon Asia Food Ltd., which is our majority shareholder. As a result, Mr. Lu, through this shareholder, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties

We are a holding company established in the state of Florida and conduct our core business operations through our operating subsidiaries, Hero Treasure Ltd., Delta Link Ltd., Mix Creation Ltd., Rich Delta Ltd. and Keen General Ltd. and their respective subsidiaries in China. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from the Subsidiaries. If the Subsidiaries incur debt on their own behalf, the debt instruments may restrict their ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares. Under the current PRC laws, because we are incorporated in the State of Florida, our PRC subsidiaries are each regarded as a wholly foreign-owned enterprise in China. Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. In addition, distribution of additional equity interests by any of our PRC subsidiaries to us (which is credited as fully paid through capitalization of the PRC subsidiaries’ undistributed profits) requires additional approval of the PRC government due to an increase in our registered capital and total investment in the subsidiary. Under the current PRC laws, each of our subsidiaries is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments from the subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders. Moreover, any transfer of funds from us to the subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the subsidiaries could restrict our ability to act in response to changing market conditions.

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

The legal authorities in China are in the process of evaluating heretofore tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise impacting margins and net income.

The legal authorities are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there are going to be changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate office is located in Shenzhen. Our eight manufacturing plants, at five locations in Shandong, Beijing and Chengdu, consist of 30 noodle production lines and flour milling lines, located in Yantai, Penglai, Longkou and Beijing. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. All of our manufacturing facilities have been awarded ISO9002 quality certification. All of our properties are suitable and adequate for the purposes for which they are used in our business.

Facility	Address	Owned/Rented	Size (Sq meters)

Yantai Flour Mill, Yantai Noodle Factory & Soybean Plants	No. 10 Huancheng Road (N), Longkou, Shandong	Owned	25,345

Sanhe Noodle Factory	1 Yanjiao Jing Ha Road (N), Beijing	Owned	26,274

Penglai Flour Mill	Xiao Men Town, Penglai, Shandong	Rented	33,330

Longyuan Plant	Huancheng Beihuan Road, Longkou, Shandong	Owned	35,000

Chengdu Plant	Chengdu Economic & Technical Development Zone, Chengdu, Sichuan	Owned	35,922

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 13, 2006, the Board of Directors of the Company, by written consent, approved the terms of an option agreement between the Company and Peter Mak, its Chief Financial Officer, whereby the Company shall grant options to purchase up to 6,000,000 shares of our Class A Common Stock to Mr. Mak (the “Agreement”). On December 19, 2006, the Company sought and obtained the approval of New Dragon Asia Food Ltd., the majority stockholder of the Company, of the terms of the Agreement. The Company’s Chairman, Heng Jing Lu, has sole voting and dispositive power over the shares of Common Stock of the Company held by New Dragon Asia Food Ltd.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our Class A Common Stock is traded on the American Stock Exchange under the symbol NWD. The high and low sale prices of the Class A Common Stock as reported on AMEX for the periods indicated are set forth on the table below.

PRICE RANGE OF COMMON STOCK
	HIGH	LOW

Year Ended December 25, 2005:
First Quarter	$ 0.90	$ 0.72
Second Quarter	$ 1.06	$ 0.79
Third Quarter	$ 2.78	$ 0.96
Fourth Quarter	$ 2.43	$ 1.31

Year Ended December 25, 2006:
First Quarter	$ 2.66	$ 1.38
Second Quarter	$ 2.27	$ 1.23
Third Quarter	$ 1.75	$ 1.20
Fourth Quarter	$ 2.02	$ 1.22

SHAREHOLDERS

As of March 9, 2007, there were 53,614,723 shares of our Class A Common Stock outstanding and we had approximately 5,000 shareholders of record. American Stock Transfer & Trust Company is the registrar and transfer agent for our Class A Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of equity securities during the year ended December 25, 2006 have been previously reported by the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for the years ended December 25, 2006, 2005 and 2004. The selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	YEARS ENDED DECEMBER 25,
	2006	2005	2004
	(in thousand, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$53,439	$44,180	$39,221
Operating expenses:
Selling and distribution	(1,045)	(721)	(1,178)
General and administrative
(including stock-based compensation of $8,140 for 2006)	(10,908)	(2,358)	(1,611)
Income (loss) from operations	(1,918)	4,950	4,545
(Loss) on fair value adjustments to embedded derivatives	(1,434)	(4,064)	--
Income/(loss) before tax and minority interests	(813)	3,240	5,900
Net income/(loss)	(2,604)	1,747	4,645
Income (loss) available to common stockholders	(5,361)	(1,106)	4,645
Earnings per common share
Basic	(0.10)	0.02	0.10
Diluted	(0.10)	0.02	0.10
Weighted average common shares outstanding:
Basic	51,485	46,051	45,061
Diluted	51,485	46,949	45,061

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$10,276	$14,332	$219
Total assets	69,508	57,421	34,246
Total stockholders’ equity	44,012	33,999	26,835

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis should be read in conjunction with “Item 5. Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

ESTABLISHMENT AND ACQUISITIONS IN 2006

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

YEAR ENDED DECEMBER 25, 2006 COMPARED TO YEAR ENDED DECEMBER 25, 2005

Selected Information from the Consolidated Statements of Operations

	For the years ended December 25,
	2006	2005	2004

Net revenue	$53,439	$44,180	$39,221
Cost of goods sold	(43,404)	(36,151)	(31,887)
Selling and distribution expenses	(1,045)	(721)	(1,178)
General and administrative expenses
(including stock-based compensation of $8,140 for 2006)	(10,908)	(2,358)	(1,611)
(Loss) on fair value adjustments to embedded derivatives	(1,434)	(4,064)	--
VAT refund	2,328	2,158	1,478
Net income/(loss)	(2,604)	1,747	4,645
EBITDA *	10,173	8,659	7,197
EBITDA margin on revenue	19%	20%	18%

* The Company uses EBITDA as an operating performance measure. EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense and in our case (Loss) gain on fair value adjustments to embedded derivatives. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense, the provision (benefit) for income taxes and (loss) gain on fair value adjustments to embedded derivatives and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Net Revenue

Net revenue for the year ended December 25, 2006 was $53.44 million, an increase of $9.26 million, or 20.96%, as compared to $44.18 million for the prior year.

Approximately 20% of the increase was due to the growth in market demand for flour and instant noodles, and the remaining 80% of the increase derived from the addition of the soybean products business. The selling prices for all our products remained stable.

Cost of goods sold

For the year ended December 25, 2006, cost of goods sold was $43.40 million, an increase of $7.25 million, or 20.06%, as compared to $36.15 million for 2005. The increase was primarily due to the growth of business.

For the year ended December 25, 2006, as a percentage of revenue, cost of goods sold decreased slightly to 81.22% as compared to 81.83% for that of the prior year. For the year ended December 25, 2006, gross margin increased slightly to 19% as compared to 18% for the prior year.

Selling and distribution expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2006, selling and distribution expenses increased 45.83% to $1.05 million from $0.72 million in 2005. The increase was primarily due to the expansion of marketing activities and the higher levels of travel expense and related headcount increases.

General and administrative expenses

For the year ended December 25, 2006, general and administrative expenses increased $8.55 million to $10.91 million from $2.36 million of 2005. The increase was primarily due to the stock-based compensation cost, which amounted to $8.14 million and is non-cash in nature and non-recurring. The charge for stock-based compensation was related to the granting of options to purchase up to 2,000,000 shares of Class A Common Stock on January 20, 2006 and 6,000,000 shares of Class A Common Stock on December 13, 2006.

Loss on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the year ended December 25, 2006, the loss in this regard was $1.43 million. For the corresponding period of 2005, the loss in this regard was $4.06 million.

VAT refund

VAT refund increased $0.17 million to $2.33 million for the year ended December 25, 2006 as compared to $2.16 million for the year ended December 25, 2005. This primarily represents the tax refund from the municipal government to encourage foreign investment.

Net income/(loss)

For the year ended December 25, 2006, net loss was $2.60 million, or $0.10 per share, a decrease of $4.35 million, or 249.06% as compared to net income of $1.75 million for 2005. The decrease was primarily due to the stock-based compensation cost and the loss on fair value adjustments to embedded derivatives.

For the year ended December 25, 2006, as a percentage of revenue, net loss was 4.87% as compared to the net income of 3.95% for that of the prior year. The decrease was primarily due to the stock-based compensation cost and the loss on fair value adjustments to embedded derivatives.

EBITDA

EBITDA increased $1,514,000, or 17,48%, to $10,173,000 for the year ended December 25, 2006 as compared to $8,659,000 for the year ended December 25, 2005. Such increase was in consistent with our business growth.

For the year ended December 25, 2006, as a percentage of revenue, EBITDA margin slightly decreased to 19% as compared to 20% of the year ended December 25, 2005.

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2006, the Company recorded two significant accounting adjustments that related to previously issued 2006 interim periods. The adjustments of approximately $264 resulted in decrease to pretax income and related principally to revenue recognition errors and the correction of amortization of land use rights. The full amount of this charge to income was recorded in the fourth quarter of fiscal 2006, rather than charging the prior quarters in the fiscal year. Management evaluated the quantitative and qualitative impact of these interim period errors and concluded that the effect was not material. As a result, previously issued 2006 quarterly financial information has not been restated.

YEAR ENDED DECEMBER 25, 2005 COMPARED TO YEAR ENDED DECEMBER 25, 2004

The consolidated financial statements for the year ended December 25, 2005 included in this report have previously been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A & B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A & B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants. The Company filed Form 10K/A with SEC on November 30, 2006_ restating the year ended December 25, 2005. For further details, consult that filing.

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

As of December 25, 2006, the Company had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$400	$3,162	$3,162	$3,438	$--	$--	$10,162
Pre-determined annual fee charged by joint venture partners	113	113	113	113	113	3,823	4,388
Total	$513	$3,275	$3,275	$3,551	$113	$3,823	$14,550

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
$10,162

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash, and advances from related companies.

The Company’s working capital increased $3.01 million to $17.56 million at December 25, 2006 as compared to $14.55 million at December 25, 2005. The increase was primarily due to the growth and profitability of the business and improved collections of accounts receivable during the year ended December 25, 2006. The Company believes that it has adequate sources of liquidity to finance its business operations for the foreseeable future.

Cash and cash equivalents were $10.28 million as of December 25, 2006, a decrease of $4.05 million as compared to the balance at December 25, 2005 of $14.33 million. The decrease was mainly due to the acquisition of Chengdu Plant and the establishment of Longyuan Packaging Plant The Company believes that it has enough cash available and expects to have enough income from operations to operate for the next 12 months.

Net cash provided by operating activities for the year ended December 25, 2006 was $2.49 million, as compared to $0.95 million for the year ended December 25, 2005. The increase was due to the increases in revenue combined with better account receivable collections. Net cash provided by financing activities of $0.90 million for the year ended December 25, 2006 was primarily due to the proceeds from the exercise of option to purchase 1 million shares of common stocks.

Net cash used in investing activities for the year ended December 25, 2006 was $9.36 million, which was mainly due to the acquisition of Chengdu Plant and the establishment of Longyuan Packaging Plant.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We have recorded the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) on fair value adjustments to embedded derivatives” for the year ended December 25, 2006.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options.

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

We normally grant up to 90 days credit to our customers. We monitor our allowance for doubtful accounts on a monthly basis. The provisions and write-offs during 2006 and 2005 reflect the estimates made by management approximate to the actual results. The net profit and loss impact of the provision and write-off on 2006 and 2005 are $174 and $118, respectively, which have an insignificant impact on the net income of both years.

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

Recent accounting pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment- Revised 2004,” using the modified prospective transition method as described in Note 16.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans,.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

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

Interest Rate Risk

The Company does not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates. Our embedded derivatives liabilities are revalued each accounting period and their fair value can be affected by interest rate fluctuations based on changes in the risk free interest rate (generally the interest rate on intermediate term obligations of the United States Government).

Credit Risk

We have not experienced significant credit risk as most of our customers are long-term customers with outstanding payment records. Our receivables regularly by monitored by our credit manager.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets as of December 25, 2006 and 2005.
3.	Consolidated Statements of Operations for each of the three years in the period ended December 25, 2006, 2005 and 2004.
4.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 25, 2006, 2005 and 2004.
5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2006, 2005 and 2004.
6.	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“US GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions in the future.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered ”material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

We identified significant deficiencies in our internal controls and disclosure controls related to the application of US GAAP in the Company’s accounting for revenue, amortization of land use rights, and timely recording of recurring accruals and reserves. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from a material weakness.

Because of the identification of the misapplication of US GAAP, our management has concluded that, as of December 25, 2006, our internal controls over financial reporting were not effective.

Remediation of Material Weaknesses

We have started to formulate a program which we believe will remedy the material weaknesses described above.

We are reviewing and revising our internal accounting policies and procedures, increasing the training of our accounting personnel in the application of U.S. GAAP, and, as appropriate, expanding the resources allocated to our accounting department, including hiring new personnel experienced in the financial reporting and the financial control function.

We also expect to review and, as appropriate, revise our accounting and management information systems software. We also expect to increase the areas to be reviewed and discussed with the audit committee.

We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take several months.

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 25, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a) In August 2004, the Company appointed a consulting firm to assist the management team to strengthen and to document the internal controls and processes with the objective of full compliance with the Sarbanes-Oxley Act. The project is temporarily on hold due to fee re-negotiation and frequent turnover of consultants.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning each of our directors continuing in office and each of our current executive officers:

NAME	AGE	POSITION	DIRECTOR SINCE

Heng Jing Lu	55	Chairman	2003

Li Xia Wang	48	Director and Chief Executive Officer	2003

Ling Wang	42	Director and Vice President	2003

Zhi Yong Jiang	40	Independent Non-Executive Director	2003

De Lin Yang	52	Independent Non-Executive Director	2003

Qi Xue	54	Independent Non-Executive Director	2003

Feng Ju Chen	51	Independent Non-Executive Director	2004

Peter Mak	45	Chief Financial Officer	N/A

The business experience during at least the last five years of each of these individuals is as follows:

Mr. Heng Jing Lu, Chairman of the Company, graduated from The Shandong Institute of Economics in accounting and is a PRC qualified accountant. Before joining the Company on December 15, 2003, he had been working in the oil and grain industry for over 30 years. Prior to joining the Company, he was the director of the Oil and Grain Bureau of Longkou, Shandong PRC where he had worked since 1975. He has extensive experience in the management of agricultural and food related enterprises and strategic planning. He is primarily responsible for business development and overall company management.

Ms. Li Xia Wang, director and Chief Executive Officer of the Company, graduated from The Shandong Institute of Economics in accounting and is a PRC qualified accountant. She joined the Longkou Oil & Grain Group Company in 1980 where she has remained, her last position being Deputy General Manager. She has over 20 years of extensive experience in the field of finance and accounting. She joined as a director of the Company on December 15, 2003.

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

Mr. Peter Mak, joined the Company as Chief Financial Officer in November 2004. He graduated from Hong Kong Polytechnic University. He is a fellow of the Chartered Association of Certified Accountants in the U.K. and a fellow of the Hong Kong Institute of Certified Public Accountants. He was the founder and managing director of Venfund Investment in Hong Kong and Venfund Investment Management Ltd. in Shenzhen. Previously, he was the managing partner of Arthur Andersen Southern China and also a partner of Arthur Andersen Worldwide.

There are no family relationships between the directors and executive officers.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code covers compliance with law; fair and honest dealings with the company, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code. You can obtain a copy of the Code by sending a written request to the attention of Mr. Peter Mak, Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating Committee and an Audit Committee.

Compensation Committee.   The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Our Compensation Committee consists of Qi Xue, Feng Ju Chen and Zhi Yong Jiang. Compensation decisions during the fiscal year ended December 25, 2006 were made by all of the directors of the Committee. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Based on Company records and other information, we believe that all SEC filing requirements applicable to our directors and executive officers were complied with for 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our board of directors and our CEO, CFO and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. All of the members of our Compensation Committee, Qi Xue, Feng Ju Chen and Zhi Yong Jiang, are independent directors.

Compensation Objectives

Our primary goal with respect to executive compensation has been to set compensation at levels that attract and retain the most talented and dedicated executives possible. Individual executive compensation is set at levels believed to be comparable with executives in other companies of similar size and stage of development operating in China. We also link long-term stock-based incentives to the achievement of specified performance objectives and to align executives’ incentives with stockholder value creation.

The Committee has implemented and maintained compensation policies that tie a portion of executives’ overall compensation to our financial and operational performance, as measured by revenues and net income, and to accomplishing strategic goals such as merger and acquisitions, and fund raising. In addition, as a policy for determining compensation, our Compensation Committee has determined that an executive officer who is a Chinese national will be entitled to a locally competitive package and an executive officer who is an expatriate from Hong Kong will be paid a salary commensurate with those paid to Hong Kong executives working in Hong Kong.

Elements of Compensation

Base Salary. All full time executives are paid a base salary. For executives who are Chinese nationals, including our CEO and Chairman, we do not have employment agreements. However, we have an employment agreement with our CFO, a Hong Kong expatriate, which sets forth certain elements of base salary and option grants as compensation. In all cases, the Committee establishes a minimum base salary for our executive officers. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Committee does not have a determined formula for determining the number of options available to be granted. Incentive compensation is intended to compensate officers for accomplishing strategic goals such as mergers and acquisitions and fund raising. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically and determine the amount of incentive compensation towards the end of the fiscal year. Our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

Chinese Government Imposed Compensation. As a result of mandatory government employment standards, our executives are also entitled to certain annual statutory benefits, including fully subsidized, Company-paid health insurance, seven days of paid vacation and unlimited paid sick leave.

Determination of Compensation

Our CEO, CFO and head of Human Resources meet frequently during the last several weeks of our fiscal year to evaluate each non-executive employee’s performance and determine his or her compensation for the following year. In the case of our executive officers, the Compensation Committee similarly evaluates the executive’s performance and the objectives set forth above at or about the end of our fiscal year to determine executive compensation. The Compensation Committee will also determine whether an executive officer is eligible for incentive compensation and if it is deemed in the best interests of the Company, the Committee may recommend that a certain number of stock options be granted to the executive officer as compensation for certain qualitative success during the fiscal year.

The following table sets forth the cash and other compensation paid by us in 2006 to all individuals who served as our chief executive officer and chief financial officer, who we collectively refer to as the named executive officers (“NEOs”). No other executives received total compensation greater than $100,000 in 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)
Li Xia Wang (i) Chief Executive Officer and Director	2006	20,000	--	20,000
Peter Mak (ii) Chief Financial Officer	2006	180,000	2,320,000(iii) 5,820,000(iv)	8,320,000

(i) Li Xia Wang was promoted to CEO of the Company in 2004. She is a Chinese national and is entitled to an annual base salary of $20,000 per annum. Ms. Wang was granted no stock options in 2006.

(ii) Peter Mak joined the company as CFO in 2004. He is a Hong Kong expatriate. His annual base salary is $180,000. Pursuant to his employment agreement, Mr. Mak was granted options to purchase up to 400,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $1.00 per share. On June 22, 2005, the Company and Mr. Mak amended the Employment Agreement by entering into a Supplementary Agreement (the “Employment Supplement”) in order to extend the contractual term of his employment. Pursuant to the terms of the Employment Supplement, Mr. Mak was granted additional options to purchase up to 600,000 shares of Common Stock at an exercise price of $1.20 per share. All such options have fully vested and been exercised, and the underlying shares were resold into the public market.

(iii) On January 20, 2006, the Company and Mr. Mak further amended the Employment Agreement by entering into a second Supplementary Agreement (the “Second Employment Supplement,” and the Employment Agreement as supplemented by the Employment Supplement and the Second Employment Supplement, the “Supplemented Employment Agreement”) in order to further extend the contractual terms of his employment to December 31, 2008. Pursuant to the terms of the Second Employment Supplement, Mr. Mak was granted additional options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $1.60 per share. Upon issuance, such options were fully vested and immediately exerciseable. As of January 29, 2007 none of the options have been exercised. Mr. Mak may exercise the options without tendering cash consideration by surrendering shares then issuable upon exercise of the options having a fair market value on the date of exercise equal to the aggregate exercise price of the exercised options.

(iv) On December 13, 2006, the Company and Mr. Mak entered into an Option Agreement whereby the Company granted options to purchase up to 6,000,000 shares of Common Stock, which options are fully vested on the same day, at an exercise price of $1.82 per share. Mr. Mak may exercise the options without tendering cash consideration by surrendering shares then issuable upon exercise of the options having a fair market value on the date of exercise equal to the aggregate exercise price of the exercised options.

Grants of Plan-Based Awards

Name	Grant Date	Approval Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)	Grant Date Fair Market Value of a Share ($/Sh)
Li Xia Wang	--	--	--	--	--	--
Peter Mak	January 20, 2006 December 13, 2006	January 20, 2006 December 19, 2006 (2)	2,000,000 (1) 6,000,000 (3)	$1.60 $1.82	$2,320,000 $5,820,000	$1.16 (4) $0.97 (4)

(1) Options to purchase up to 2 million shares of common stock

In 2006, our Compensation Committee met two times and made two grants of options to purchase up to an aggregate of 8 million shares of our Class A Common Stock. All options were granted to Peter Mak, our Chief Financial Officer, to compensate him for his extraordinary contributions towards accomplishing our strategic goals, including fund raising and acquisitions and to incentivize him to make further contributions in the future. The options were granted on January 20, 2006 with an exercise price of $1.60. The closing market price of our Class A Common Stock on the American Stock Exchange on January 20, 2006 was $1.54. The exercise price was determined by the Compensation Committee by comparing the average of the previous 10 days’ market price. The FAS 123R fair value of the options at the grant date is $2,320,000. These options were granted to the CFO as a reward for the extraordinary effort made by the CFO in successfully completing the $9.5 million financing prior to the end of the fiscal year in December 2005.

(2) Any exercise of such options granted on December 13, 2006 is contingent upon the effectiveness of shareholder consent, which shall occur no sooner than 20 days following the distribution of a Definitive Information Statement disclosing the approval of the option agreement between the Company and Peter Mak dated December 13, 2006.

(3) Options to purchase up to 6 million shares of common stock

The options were granted on December 13, 2006 with an exercise price of $1.82. The closing market price of our Class A Common Stock on the American Stock Exchange on December 13, 2006 was also $1.82. The exercise price was determined by the Compensation Committee by comparing the average of the previous 10 days’ market price. The FAS 123R fair value of the options is $5,820,000. These options were granted to recognize the CFO’s contributions in negotiating the terms and closing the acquisition of the Company’s Chengdu Plant and to incentivize him to make further contributions in the future.

(4) Determination of Grant Date Fair Value

In order to determine the grant date fair value of the options, we used a Black-Scholes option-pricing model. Under the Black-Scholes model, we considered several factors and made several assumptions, including the strike price, time to maturity, volatility of the underlying shares, and a risk-free interest rate.

Based on the above Black-Scholes option-pricing model, the fair value per share was $1.16 and $0.97 for options granted on January 20 and December 13, 2006, respectively.

Outstanding Equity Awards At Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Li Xia Wang	--	--
Peter Mak	2,000,000 --	-- 6,000,000 (1)	$1.60 $1.82	January 20, 2012 December 13, 2016

(1) Any exercise of such options is contingent upon the effectiveness of shareholder consent, which shall occur no sooner than 20 days following the distribution of a Definitive Information Statement disclosing the approval of the option agreement between the Company and Peter Mak dated December 13, 2006.

Option Exercises and Stock Vested Table

During the 2006 fiscal year, Peter Mak, our CFO, exercised certain of his options which were granted to him during 2004 and 2005 and purchased 1,000,000 shares of Class A Common Stock.

The following table summarizes stock option exercises by our named executive officers in 2006.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Li Xia Wang	--
Peter Mak	1,000,000	$1,120,000

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Compensation of Directors

We do not provide cash or other compensation to our directors for their services as members of the Board or for attendance at Board or committee meetings. However, our directors will be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee have any relationship with the Company or any of its officers or employees other than in connection with their role as a director. None of the members of the Compensation Committee have participated in any related party transactions with the Company since the beginning of the Company’s last fiscal year.

EMPLOYMENT CONTRACTS

We have an Employment Contract with Mr. Peter Mak, our Chief Financial Officer. Mr. Mak is entitled to an annual compensation of US$180,000 per year until December 31, 2008 and stock options to acquire 400,000 shares of Class A Common Stock at an exercise price of $1.00 per share, 600,000 shares of Class A Common Stock at an exercise price of $1.20 per share, 2,000,000 shares of Class A Common Stock at an exercise price of $1.60 per share and 6,000,000 shares of Class A Common Stock at an exercise price of $1.82 per share. For the year ended December 25, 2006, Mr. Mak had exercised options to purchase 1,000,000 shares of Class A Common Stock and sold such shares of Class A Common Stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 9, 2007, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 9, 2007, there were 53,614,723 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
New Dragon Asia Food Ltd. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048	32,323,954	60.29%
Heng Jing Lu† Chairman	32,323,954(1)	60.29% (1)
Ling Wang† Director and Vice President	-0-	*
Zhi Yong Jiang† Director	-0-	*
De Lin Yang† Director	-0-	*
Qi Xue† Director	-0-	*
Feng Ju Chen† Director	-0-	*
Peter Mak† Chief Financial Officer	8,000,000(2)(3)	12.95%
All Directors and Executive Officers (8 people)	40,323,954(3)	65.45%

* Less than one percent.

† Address of referenced person is c/o New Dragon Asia Corp. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048.

(1) Represents shares owned by New Dragon Asia Food Ltd. Mr. Heng Jing Lu, our Chairman, is the holder of record and beneficial holder of 100% of the equity interests of New Dragon Asia Food Ltd.

(2) Includes shares underlying immediately exercisable options for up to 2,000,000 shares at an exercise price of $1.60 per share granted on January 20, 2006.

(3) Includes shares underlying options exercisable for up to 6,000,000 shares at an exercise price of $1.82 per share pursuant to an option granted on December 13, 2006. The options were fully vested upon grant but became exercisable 20 days after March 12, 2007, the date of the delivery of a Definitive Information Statement to the Company’s stockholders.

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

The Audit Committee has selected Grobstein, Horwath & Company LLP as our independent accountants for the fiscal year ending December 25, 2006. Grobstein, Horwath & Company LLP was our independent accounting firm for the fiscal year ended December 25, 2005.

Public Accountants’ fees

For fiscal years ended December 25, 2006 and 2005, fees for services provided by Grobstein, Horwath & Company LLP were as follows:

	2006		2005
Audit Fees		$138,000		$142,000
Audit Related Fees		$100,500		$28,500
Tax Fees		$5,000		$5,000
All Other Fees	$	Nil	$	Nil

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

(b)    Exhibits
Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herewith by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).
3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).
3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).
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

10.12	Equity Incentive Plan (incorporated herewith by reference to Exhibit B to our Definitive Information Statement on Schedule 14C filed on March 14, 2006).
10.13	Stock Option Agreement between New Dragon Asia Corp. and Peter Mak, dated December 13, 2006 (incorporated herewith by reference to Exhibit 10.1 to our Form 8-K filed on December 15, 2006).
21.1	Subsidiaries of New Dragon Asia Corp., filed herewith.
23.1	Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm, filed herewith.
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

Dated: March 26, 2007	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2007	By:	/s/ Heng Jing Lu
Name: Heng Jing Lu
Title: Chairman

Dated: March 26, 2007	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer

Dated: March 26, 2007	By:	/s/ Ling Wang
Name: Ling Wang
Title: Director

Dated: March 26, 2007	By:	/s/ De Lin Yang
Name: De Lin Yang
Title: Director

Dated: March 26, 2007	By:	/s/ Zhi Yong Jiang
Name: Zhi Yong Jiang
Title: Director

Dated: March 26, 2007	By:	/s/ Qi Xue
Name: Qi Xue
Title: Director

Dated: March 26, 2007	By:	/s/ Feng Ju Chen
Name: Feng Ju Chen
Title: Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 25, 2006 and 2005	F-2

Consolidated Statements of Operations for each of the three years in the period ended December 25, 2006, 2005 and 2004	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 25, 2006, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2006, 2005 and 2004	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 25, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2006 and 2005, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 21, 2007

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2006	December 25, 2005
ASSETS

Current assets:
Cash and cash equivalents	$10,276	$14,332
Accounts receivable, net	8,835	6,515
Deposits and prepayments, net	6,586	4,970
Inventories, net	11,598	7,630
Due from related companies	857	679
Total current assets	38,152	34,126

Deposit for property, machinery and equipment	--	1,000
Property, machinery and equipment, net	24,248	18,315
Land use rights, net	6,983	3,980
Goodwill	125	--
Total assets	$69,508	$57,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,723	$2,696
Other payables and accruals	3,255	2,298
Taxes payable	3,453	1,854
Due to related companies	28	598
Embedded derivatives at fair value	11,138	12,135
Total current liabilities	20,597	19,581

Due to New Dragon Asia Food Limited	317	137
Due to joint venture partners	102	54
Total liabilities	21,016	19,772
Minority interests	276	91

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares - 5,000,000
Issued and outstanding - 10,162 shares and 13,600 shares at December 25, 2006 and 2005, respectively	4,204	3,559

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding - 53,614,723 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	28,411	15,216
Receivable from stockholder	--	(49)
Retained earnings	12,668	18,029
Accumulated other comprehensive income	2,928	798
Total stockholders’ equity	44,012	33,999
Total liabilities and stockholders’ equity	$69,508	$57,421

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the years ended December 25,
	2006	2005	2004

Net revenue	$53,439	$44,180	$39,221
Cost of goods sold	(43,404)	(36,151)	(31,887)
Gross profit	10,035	8,029	7,334
Operating expenses:
Selling and distribution expenses	(1,045)	(721)	(1,178)
General and administrative expenses	(10,908)	(2,358)	(1,611)
Income/(loss) from operations	(1,918)	4,950	4,545
Other income (expense):
Interest expense	--	--	(72)
Other income	144	186	(54)
Interest income	67	10	3
(Loss) on fair value adjustments to embedded derivatives	(1,434)	(4,064)	--
VAT refund	2,328	2,158	1,478
Income/(loss) before income taxes and minority interests	(813)	3,240	5,900
Provision for income taxes	(1,657)	(1,487)	(1,296)
Income/(loss) before minority interests	(2,470)	1,753	4,604
Minority interests	(134)	(6)	41
Net income/(loss)	$(2,604)	$1,747	$4,645
Accretion of Redeemable preferred stock	(1,882)	(454)	--
Preferred Stock Dividends	(875)	(187)	--
Income (loss) available to common stockholders	$(5,361)	$1,106	$4,645

Earnings per common share
Basic	$(0.10)	$0.02	$0.10
Diluted	$(0.10)	$0.02	$0.10
Weighted average number of common shares outstanding
Basic	51,485	46,051	45,061
Diluted	51,485	46,949	45,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in the thousands)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at December 25, 2003	45,061	4	9,909	-	12,277	-	22,190	-
Net income for the year ended December 25, 2004	-	-	-	-	4,645	-	4,645	4,645
Balance at December 25, 2004	45,061	4	9,909	-	16,922	-	26,835	-
Net income	-	-	-	-	1,747	-	1,747	1,747
Accretion of Redeemable preferred stock					(454)		(454)
Preferred Stock Dividends					(187)		(187)
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred Stock issuance cost	-	-	565	-	-	-	565	-
Conversion of Preferred Stocks and related dividend payments made in Class A Common Stock	2,039	0.5	2,611	-	-	-	2,611.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005	49,322	$5	$15,216	$(49)	$18,029	$798	$33,999	$2,545
Net income	-	-	-	-	(2,604)	-	(2,604)	(2,604)
Write off receivable from stockholder	-	-	-	49	-	-	49
Accretion of Redeemable preferred stock	-	-	-	-	(1,882)	-	(1,882)
Preferred Stock Dividends					(875)		(875)
Stock-based compensation expense	-	-	8,140	-	-	-	8,140	-
Foreign currency translation adjustment	-	-	-	-	-	2,130	2,130	2,130
Conversion of Preferred Stocks and related dividend payments made in Class A Common Stock	3,292	-	3,935	-	-	-	3,935	-
Exercise of stock option	1,000	-	1,120	-	-	-	1,120	-
Balance at December 25, 2006	53,614	$5	$28,411	$-	$12,668	$2,928	$44,012	$(474)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 25,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,604)	$1,747	$4,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for doubtful accounts	83	250	(218)
Provision for inventory reserve	--	--	(35)
Depreciation and amortization of land use rights	1,613	1,266	1,187
Gain on disposal of PRC subsidiary	--	--	(162)
Loss (gain) on sale of machinery and equipment	--	5	199
(Loss) on fair value adjustments to embedded derivatives	1,434	4,064	--
Minority interests	134	6	(41)
Stock-based compensation expense	8,140	105	--
Changes in operating assets and liabilities:
Accounts receivable	(2,340)	(351)	735
Deposits and prepayments	(1,616)	(3,450)	(1,242)
Inventories	(3, 968)	(3, 640)	(1,278)
Due from related companies	(178)	504	(706)
Accounts payable	14	--	(1,583)
Other payables and accruals	774	316	920
Taxes payable	1,599	363	573
Due to related companies	(598)	(233)	(371)
Net cash provided by operating activities	2,487	952	2,623

Cash flows from investing activities:
Acquisition of Chengdu Plant	(2,414)	--	--
Proceeds from sale of property, machinery and equipment	--	22	126
Purchases of property, machinery and equipment	(5,129)	(3,395)	(2,207)
Purchases of land use rights	(2,084)	(273)	--
Minority interest	266	--	--
Net cash provided by (used in) investing activities	(9,361)	(3,646)	(2,081)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	--	15,500	--
Payments of issuance costs related to preferred stock	(58)	(1,218)	--
Preferred Stock Dividends	(387)	(30)
Repayments of short-term borrowings	--	--	(2,676)
Proceeds from parent company	--	--	1,127
Repayment to parent company	180	(166)	--
Repayment to joint venture partners	48	(56)	(681)
Proceeds from exercise of warrants	--	1,977	--
Proceeds from exercise of stock options	1,120	--	--
Capital contribution from minority interests	--	--	124
Net cash provided by (used in) financing activities	903	16,007	(2,106)
Foreign currency translation adjustment	1,915	800	--
Net increase (decrease) in cash and cash equivalents	(4,056)	14,113	(1,564)
Cash and cash equivalents at the beginning of the period	14,332	219	1,783
Cash and cash equivalents at the end of the period	$10,276	$14,332	$219

Non-cash Investing and Financing Activities

Conversion of preferred stock to common stock	$3,438	$2,611	$--

Dividend payments on preferred stock in form of common stock	$277	$72	$--

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$72
Income taxes paid	$3	$1,865	$10

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corporation, a corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has its corporate office in Shenzhen, and eight manufacturing plants in Yantai, Beijing, Penglai and Chengdu.

Details of the subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of ownership	Principal activities

Mix Creation Limited (“MC”)	The British Virgin Islands November 7, 1997	US$1,500,000	100%	Investment holding

Rich Delta Limited (“RD”)	The British Virgin Islands October 28, 1998	US$1,000,000	100%	Investment holding

Hero Treasure Limited (“HT”)	The British Virgin Islands April 19, 2004	US$1	100%	Investment holding

Keen General Limited (“KG”)	The British Virgin Islands July 20, 1998	US$1,500,000	100%	Investment holding

Delta Link Limited (“DL”)	The British Virgin Islands October 29, 1998	US$1	100%	Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB28,500,000	90% (a)	Manufacture, marketing and distribution of flour

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB17,462,000	90% (b)	Manufacture, marketing and distribution of instant noodles

New Dragon Asia Food (Sanhe) Company Limited (“NDAFS”)	The PRC December 25, 1998	RMB51,191,432	79.64% (b)	Manufacture, marketing and distribution of instant noodles

Penglai New Dragon Jin Qiao Food Company Limited (“PNDJQ”)	The PRC December 5, 2003	US$850,000	100%	Manufacture, marketing and distribution of flour

New Dragon Asia (Longkou) Packing Materials Company Limited (“NDALPM”)	The PRC January 10, 2006	US$3,600,000	100%	Manufacture and sale of packing materials

New Dragon Asia (LongKou) Food Company Limited (“NDALS”)	The PRC March 17, 2005	RMB16,996,980	100%	Manufacture, marketing and distribution of soybean products

Shandong Xinlongya Industry and Trade Company Limited (“SXDC”)	The PRC September 27, 2005	US$404,400	100%	Marketing and distribution of instant noodles, flour and soybean products

New Dragon Asia Food (Chengdu) Company Limited (“NDAFC)	The PRC February 24, 2006	RMB17,430,000	90%	Manufacture, marketing and distribution of instant noodles

(a) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded as 100% owned by the Company. The annual fee has been charged to General and Administrative Expenses for the years ended December 25, 2006, 2005 and 2004.

(b) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company. The annual fees have been charged to General and Administrative Expenses for the years ended December 25, 2006, 2005 and 2004.

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

The consolidated financial statements for the year ended December 25, 2005 included in this report have previously been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A & B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A & B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants. The Company filed Form 10K/A with SEC on November 30, 2006 restating the year ended December 25, 2005. For further details, consult that filing.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Provisions for discounts and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. On our financial statements for the year ended December 25, 2006 and 2005, we have recorded the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

The consolidated financial statements for the years ended December 25, 2006 and 2005 included in this report have reflected additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A & B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A & B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants.

We have determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of income. Our common stock price ranged from a low of $1.20 to a high $2.02 during last six months of 2006. The aggregate balance sheet amount shown for these derivatives liabilities accordingly increased from $4,557 at July 11, 2005 the date of issuance of the Series A Preferred stock to $11,138 on December 25, 2006 including both Series A & B Preferred stock. We were required to report a change of $1,434 as a (loss) on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2006.and a loss of $4,024 in 2005.

Financial instruments

The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, other payables and accruals approximate their fair values because of their nature and respective duration. The Company accounts for its embedded derivatives at their fair values at each reporting period.

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

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company believes no permanent impairment has occurred as of December 25, 2006.

Land use rights

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives ranging from 27 to 50 years.

Goodwill and other intangible assets impairment

In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No event has occurred that would trigger an impairment assessment of the Company’s intangible assets with finite lives as of December 25, 2006.

In addition, under these standards, goodwill is not amortized, but rather is subject to an annual impairment test. The carrying value of the Company’s goodwill is evaluated annually. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) or fair market value to its carrying value. If the carrying value exceeds the equity valuation, the goodwill is deemed impaired. The equity valuation is based on historical data and management estimates of future cash flow. Since the estimates are forward looking, actual results could differ materially from those used in the valuation process. At December 25, 2006 the Company has $125,000 of goodwill related to the acquisition of Delta Link Ltd in 2006 and will be subject to annual evaluation in 2007.

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

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars. The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year. At December 25, 2006, the revenues and expenses of the Company were translated to U.S. dollars at US$1.00 = RMB 7.9778 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB 7.8221. The foreign currency translation adjustment of $2,928,000 has been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 7,254 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the twelve months ended December 25, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Approximately 10,353 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the twelve months ended December 25, 2005 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. For the years ended December 25, 2004 the potentially dilutive securities warrants and options strike prices exceeded the average market price of the Company’s shares and would have resulted in a reduction of shares outstanding using the treasury stock method and were anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the twelve months ended December 25, 2006, 2005 and 2004 a is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. For the year ended December 25,2006 the options and warrants were anti dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Year Ended December 25,
	2006			2005			2004
	Income (Loss)	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Earnings per share - basic

Income available to common stockholders	$(5,361)	51,485	$(0.10)	$1,106	46,051	$0.02	$4,645	45,061	$0.10
Effect of dilutive securities
Redeemable Convertible Preferred Stock	--	--		--	--		--
Options and Warrants	--	--		--	898		--
Earnings per share - diluted

Income available to common stockholders	$(5,361)	51,485	$(0.10)	$1,106	46,949	$0.02	$4,645	45,061	$0.10

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2006, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

Recent accounting pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment-Revised 2004,” using the modified prospective transition method as described in Note 16.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans,.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ( SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Business Acquisition and Combination

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

Pro forma information of this plant as if combined at the beginning of the period is not presented as the operation of these assets to December 25, 2006 is not significant to the consolidated statement of operations.

NOTE 4. CONDENSED FINANCIAL STATEMENT INFORMATION

Condensed balance sheet information as of December 25, 2006 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total

Assets
- Cash and cash equivalents	$9,919	$357	$10,276
- Others	59,179	53	59,232
Total Assets	69,098	410	69,508
Liabilities	5,246	15,770	21,016
Minority interests	276	--	276
Intercompany	12,536	(12,536)	--
Equity	40,803	3,209	44,012

Assets located outside of China consist primarily of cash and cash equivalents and deposits. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2006 consisted of the following (in thousands, restated):

	Inside China	Outside China	Total

Net revenue	$53,439	$--	$53,439
Cost of goods sold	(43,404)	--	(43,404)
General and administrative expenses	(1,350)	(9,558)	(10,908)
Income (loss) from operation	7,640	(9,558)	(1,918)
Other income (loss)	2,515	(1,410)	1,105
Provision for income taxes	(1,657)	--	(1,657)
Net income (loss)	8,364	(10,968)	(2,604)

See Note 23 for condensed parent company financial information.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Accounts receivable	$9,554	$7,408
Less: Allowance for doubtful accounts	(719)	(893)
	$8,835	$6,515

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Balance at the beginning of the year	$893	$775
Add: provision during the year	83	250
Less: write-offs during the year	(257)	(132)
Balance at the end of the year	$719	$893

NOTE 6. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Deposits for raw materials	$6,394	$4,350
Prepayments and advances	192	620
	$6,586	$4,970

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$9,807	$6,133
Finished goods	1,895	1,631
	11,702	7,764
Less: Inventory reserve	(104)	(134)
	$11,598	$7,630

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Balance at the beginning of the year	$134	$547
Add: provision during the year	-	-
Less: write-offs during the year	(30)	(413)
Balance at the end of the year	$104	$134

NOTE 8. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Due from affiliated companies for sales	$857	$679

NOTE 9. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of the following:

	Useful Life	December 25, 2006	December 25, 2006
	(In years)	(In thousands)	(In thousands)
Buildings	40	$12,935	$9,967
Machinery and equipment	5- 12	19,067	14,663
		32,002	24,630
Less: Accumulated depreciation and amortization		(7,754)	(6,315)
		$24,248	$18,315

Depreciation and amortization expense was approximately $1,439,000, $1,151,000 and $1,011,000 for the years ended December 25, 2006, 2005 and 2004, respectively.

NOTE 10. LAND USE RIGHTS

Land use rights consisted of the following:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Land use rights	$7,882	$4,705
Less: Accumulated amortization	(899)	(725)
	$6,983	$3,980

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2006 and 2005, the land use rights consisted of six parcels of land located in Mainland China held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $174,000, $115,000 and $103,000 for the years ended December 25, 2006, 2005 and 2004, respectively.

NOTE 11. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	December 25, 2006	December 25, 2005
	(In thousands)	(In thousands)
Deposits from customers	$1,094	$502
Accruals for payroll, bonus and benefits	290	218
Utilities and accrued expenses	1,871	1,578
	$3,255	$2,298

NOTE 12. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2006, 2005 and 2004, substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Four of the PRC subsidiaries of the Company will be eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operate and are also entitled to partial tax refunds from those tax bureaus.

As of December 25, 2006, 2005 and 2004, there were no material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2006	2005	2004
Expected tax provision	33%	33%	33%
Non deductible expenses:
Stock compensation	(330)%	1%	0%
Change in fair value of derivatives	(58)%	41%	0%
Expenses outside of China	(51)%	9%	3%
Governmental tax rate effects:
Reduction for preferential tax rate	68%	(15)%	(6)%
Impact of effective tax holiday and lower factory rates	134%	(23)%	(8)%
Effective tax rate	(204)%	46%	22%

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2006, all of the warrants issued to the placement agent were exercised cashlessly and 3,888 shares of Series A Preferred Stock were converted into 4,092,633 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of December 25, 2006, 1,450 shares of Series B Preferred Stock were converted into 906,250 shares of Class A Common Stock, and no warrants were exercised.

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

In connection with the issuance of the Redeemable Convertible Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1, 827,000 since the issuance of the Redeemable Convertible Preferred Stocks. The Company also identified freestanding financials instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A & B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using combination of the Black Scholes and Binomial Pricing Models. The summary of activity in the Series A & B Preferred Stock is as follows:

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6000	$6,000	-	$6,000
Sale of Series B Preferred Stock	9500	-	$9,500	9,500
Expenses of Offering	-	(685)	(1,142)	(1,827)
Allocation to Derivative Liabilities	-	(2,500)	(3,513)	(6,013)
Conversion of Series A Preferred Stock to common stocks	(5,338)	(3,888)	(1,450)	(5,338)
Accretion of discount	-	1,882	-	1,882
	10,162	$809	$3,395	$4,204

Embedded Derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of income. Our common stock price ranged from a low of $1.20 to a high $2.02 during last six months of 2006. The aggregate balance sheet amount shown for these derivative liabilities accordingly increased from $4,557 at July 11, 2005 the date of issuance of the Series A Preferred Stock to $11,138 on December 25, 2006 including both Series A & B Preferred Stock. We were required to report a change of $1,434 as (loss) on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2006.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date

Expected volatility	50%	50%
Risk-free interest rate	4.59%	4.58% to 4.96%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at issuances	$10,259
Change in value of derivatives during 2005	4,064
Conversion of 1900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	$12,135
Change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A & B Preferred Stock to common stock during 2006	(2,431)
Fair Value at December 25, 2006	$11,138

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.5 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2006, all such warrants have been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of December 25, 2006, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2003	2,075,000	0.9883
Issued	--	--
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,327,368	0.9945
Forfeited/Cancelled	--	--
Outstanding at December 25, 2005	6,609,474	1.4020
Issued	--	--
Exercised	101,579	1.0400
Forfeited/Cancelled	--	--
Outstanding at December 25, 2006	6,507,895	1.4093

Warrants exercisable at December 25, 2004	2,075,000	0.9883
Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at December 25, 2006	6,507,895	1.4093

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

NOTE 16. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R for the fiscal year 2006. Because all stock options granted before December 25, 2004 were fully vested and exercised or expired, no compensation charges were recorded in fiscal 2006 for these options. For stock options granted during the year, the Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant using the following assumptions:

	DECEMBER 25, 2006	DECEMBER 25, 2005
Life (years)	6	10
Dividend yield	None	None
Risk-free interest rate	4.55%	3.6%
Volatility	50%	40%

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of December 25, 2006, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of December 25, 2006, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of December 25, 2006, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

On December 13, 2006, options to purchase an additional 6,000,000 shares of Class A Common Stock were granted to the same officer at an exercise price of $1.82 per share with a term of 10 years. The options were fully vested upon grant but became exercisable 20 days after March 12, 2007, the date of the delivery of a Definitive Information Statement to the Company’s stockholders.

The market price of the Class A Common Stock as of the grant date was $1.82 per share. As of December 25, 2006, these options were fully vested but not exercisable. The Company recorded compensation expense of $5,820,000 based on an estimated fair value of the options of $0.97 per share on December 13, 2006, the grant date. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at December 25, 2006 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 25, 2006	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at December 25, 2006	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$1.02	8.75	8,000,000 *	$1.7650

The Company recorded compensation expense of $5,740,000 based on the fair value of the options granted during the year. Any exercise of such options granted on December 13, 2006 is contingent upon the effectiveness of shareholder consent, which shall occur no sooner than April 1, 2007, 20 days following the distribution of a Definitive Information Statement disclosing the approval of the option agreement between the Company and Peter Mak dated December 13, 2006. The Company has no future compensation expenses to record from the option outstanding at December 25, 2006 because they were fully vested upon grant and the compensation has been recorded as of that date. The exercisable options have an intrinsic value of approximately$300,000 at December 25, 2006.

* See the fifth paragraph of this footnote regarding the 6,000,000 options issued on December 13, 2006.

NOTE 17. COMMITMENTS

Annual fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $113,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049. As of December 25, 2006, total commitments under these arrangements were as follows (in thousands):

2007	113
2008	113
2009	113
2010	113
2011	113
Thereafter	3,823
Total	$4,388

NOTE 18. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the New Dragon Asia Corp. and related companies are summarized below (in thousands):

	2006	2005	2004

Sales of finished goods to:
A joint venture partner, Shandong Longfeng Group Company (a)	$--	$--	$2
Related parties (b)	7	8	33
	$7	$8	$35

Purchases of raw materials from related parties (b)	$--	$--	$914

Pre-determined annual fees charged by joint venture partners:
Shandong Longfeng Group Company	$75	$75	$72
Shandong Longfeng Flour Company Limited (b)	38	36	36
	$113	$111	$108

Management fees charged by a related party (b)	$--	$12	$--

Interest expenses paid to a joint venture partner:
Shandong Longfeng Group Company	$--	$--	$3

Rental expenses paid to related companies (b)	$--	$--	$120

Rental income from a joint venture partner:
Shandong Longfeng Group Company	$66	$64	$64

Purchase of machinery from a related party (b)	$--	$70	$-

(a) Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 19. SEGMENT INFORMATION

The Company classifies its products into three core business segments, namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	2006	2005	2004
	(In thousands)
Net revenue:
Instant noodles	$15,799	$15,353	$12,909
Flour	30,263	28,827	26,312
Soybean	7,377	--	--
	$53,439	$44,180	$39,221

Income (loss) from operations:
Instant noodles	$1,268	$1,336	$607
Flour	5,356	3,614	3,938
Soybean	(8,542)	--	--
	$(1,918)	$4,950	$4,545

Interest expenses:
Instant noodles	$--	$--	$6
Flour	--	--	66
Soybean	--	--	--
	$--	$--	$72

Depreciation and amortization:
Instant noodles	$808	$537	$587
Flour	550	729	600
Soybean	255	--	--
	$1,613	$1,266	$1,187

Identifiable long-term assets:
Instant noodles	$20,864	$11,836	$12,031
Flour	7,377	10,459	7,889
Soybean	2,990	--	--
	$31,231	$22,295	$19,920

NOTE 20. MAJOR CUSTOMERS

No single customer accounted for more than 5%, 5% and 5% of sales for the years ended December 25, 2006, 2005 and 2004, respectively.

NOTE 21. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing from January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the years ended December 25, 2006, 2005 and 2004, contributions made by the Company were approximately $315,000, $161,000, $122,000, respectively.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net Income (loss) per share
Year Ended December 25, 2006	Net Revenue	Gross Profit	Net Income (loss)	Basic	Diluted
	(In thousands, except per share data)
First Quarter	$11,096	$1,854	$(7,852)	$(0.17)	$(0.17)
Second Quarter	11,544	2,172	9,087	0.16	0.15
Third Quarter	12,964	2,522	4,790	0.08	0.08
Fourth Quarter	17,835	3,487	(8,629)	(0.17)	(0.17)
	$53,439	$10,035	$(2,604)

Year Ended December 25, 2005
First Quarter	$8,282	$1,492	$588	$0.01	$0.01
Second Quarter	8,993	1,409	1,372	0.03	0.03
Third Quarter	11,645	2,157	(6,440)	(0.14)	(0.14)
Fourth Quarter	15,260	2,971	6,227	0.14	0.13
	$44,180	$8,029	$1,747

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2006, the Company recorded two significant accounting adjustments that related to previously issued 2006 interim periods. The adjustments of approximately $264 resulted in decrease to pretax income and related principally to revenue recognition errors and the correction of amortization of land use rights. The full amount of this charge to income was recorded in the fourth quarter of fiscal 2006, rather than charging the prior quarters in the fiscal year.. Management evaluated the quantitative and qualitative impact of these interim period errors and concluded that the effect was not material. As a result, previously issued 2006 quarterly financial information has not been restated.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2006	December 25, 2005
ASSETS

Current assets:
Cash and cash equivalents	$355	$10,150
Other receivable	20	1,069
Deferred expenses, net	33	33
Total current assets	408	11,252

Investment in and advances to subsidiaries	60,163	39,522
Total assets	$60,571	$50,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables and accruals	$684	$661
Dividend payable on preferred shares	193	80
Embedded derivatives at fair value	11,138	12,135
Total current liabilities	12,015	12,876

Due to New Dragon Asia Food Limited	340	340
Total liabilities	12,355	13,216

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares - 5,000,000
Issued and outstanding - 10,162 shares and 13,600 shares at December 25, 2006 and 2005, respectively	4,204	3,559

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding - 53,614,723 in 2006 and 49,322,291 in 2005	5	5
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000 - none issued and outstanding	--	--
Additional paid-in capital	28,411	15,216
Receivable from stockholder	--	(49)
Retained earnings	12,668	18,029
Accumulated other comprehensive income	2,928	798
Total stockholders’ equity	44,012	33,999
Total liabilities and stockholders’ equity	$60,571	$50,774

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(Amounts in thousands)

	For the years ended December 25,
	2006	2005	2004

General and administrative expenses	(9,558)	(1,020)	(413)
Loss from operations	(9,558)	(1,020)	(413)
Other income (expense):
Interest income	25	9	--
Loss on fair value adjustments to embedded derivatives	(1,434)	(4,064)	--
Total parent only loss	(10,967)	(5,075)	(413)
Equity in subsidiary earnings, net of taxes	8,363	6,822	5,058
Net income (loss)	$(2,604)	$1,747	$4,645
Accretion of redeemable preferred stock	(1,882)	(454)	--
Preferred stock dividends	(875)	(187)	--
Income (loss) available to common stockholders	$(5,361)	$1,106	$4,645

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 25,
	2006	2005	2004
Cash flows from operating activities:
Total parent only loss	$(10,967)	$(5,075)	$(413)
Adjustments to reconcile total parent only loss to net cash provided by operating activities:
Loss on fair value adjustments to embedded derivatives	1,434	4,064	--
Stock-based compensation expense	8,140	105	--
Changes in operating assets and liabilities:
Other receivable	--	(1,032)	--
Other payables and accruals	24	459	14
Net cash provided by (used in) operating activities	(1,369)	(1,479)	(399)

Cash flows from investing activities:
Investment and advances to subsidiaries	(11,016)	(4,848)	--
Disposal of subsidiaries	--	--	--
Net cash provided by (used in) investing activities	(11,016)	(4,848)	--

Cash flows from financing activities:
Proceeds from issuance of preferred stock	--	15,500	--
Payments of issuance costs related to preferred stock	(58)	(1,218)	--
Preferred Stock Dividends	(387)	(30)	--
Repayment to parent company	--	(550)	--
Proceeds from exercise of warrants	--	1,977	--
Proceeds from exercise of stock options	1,120	--	--
Net cash provided by financing activities	675	15,679	--
Foreign currency translation adjustment	1,915	798	--
Net increase (decrease) in cash and cash equivalents	(9,795)	10,150	(399)
Cash and cash equivalents at the beginning of the period	10,150	--	399
Cash and cash equivalents at the end of the period	$355	$10,150	$--

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herewith by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).
3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).
3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).
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

10.12	Equity Incentive Plan (incorporated herewith by reference to Exhibit B to our Definitive Information Statement on Schedule 14C filed on March 14, 2006).
10.13	Stock Option Agreement between New Dragon Asia Corp. and Peter Mak, dated December 13, 2006 (incorporated herewith by reference to Exhibit 10.1 to our Form 8-K filed on December 15, 2006).
21.1	Subsidiaries of New Dragon Asia Corp., filed herewith.
23.1	Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm, filed herewith.
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