Form 10-Q
period 2007-03-25
NEW DRAGON ASIA CORP
filed 2007-05-09
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2007

or

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

The number of shares of Class A Common Stock outstanding as of April 30, 2007 was 53,821,234.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 25, 2007

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of March 25, 2007 (unaudited) and December 25, 2006	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 25, 2007 and 2006	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months ended March 25, 2007 and the year ended December 25, 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 25, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4.	Controls and Procedures	30

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 1A.	Risk Factors	31

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3.	Defaults Upon Senior Securities	31

ITEM 4.	Submission of Matters to a Vote of Security Holders	31

ITEM 5.	Other Information	31

ITEM 6.	Exhibits	31

SIGNATURES		32

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	March 25, 2007	December 25, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,761	$10,276
Accounts receivable, net	8,739	8,835
Deposits and prepayments, net	4,291	6,586
Inventories, net	14,582	11,598
Due from related companies	867	857
Total current assets	38,240	38,152

Property, machinery and equipment, net	24,204	24,248
Land use rights, net	7,016	6,983
Goodwill	125	125
Total assets	$69,585	$69,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,532	$2,723
Other payables and accruals	2,903	3,255
Taxes payable	1,358	3,453
Embedded derivatives, at fair value	8,601	11,138
Due to related companies	--	28
Total current liabilities	16,394	20,597

Due to New Dragon Asia Food Limited	598	317
Due to joint venture partners	29	102
Total liabilities	17,021	21,016
Minority interests	279	276
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding - 10,162 shares at March 25, 2007 and December 25, 2006	4,581	4,204

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 53,698,499 at March 25, 2007 and 53,614,723 at December 25, 2006	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding - none	--	--
Additional paid-in capital	28,555	28,411
Retained earnings	15,561	12,668
Accumulated other comprehensive income	3,583	2,928
Total stockholders’ equity	47,704	44,012
Total liabilities and stockholders’ equity	$69,585	$69,508
 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 25,
	2007	2006

Net revenue	$11,160	$11,096
Cost of goods sold	(9,238)	(9,242)
Gross profit	1,922	1,854
Selling and distribution expenses	(239)	(230)
General and administrative expenses	(537)	(2,757)
Income (loss) from operations	1,146	(1,133)
Other income (expense):
Interest income	6	16
Other income	8	5
Gain (loss) on fair value adjustments to embedded derivatives	2,537	(6,507)
VAT refund	52	101
Income (loss) before income taxes and minority interests	3,749	(7,518)
Provision for income taxes	(300)	(258)
Income (loss) before minority interests	3,449	(7,776)
Minority interests	--	(76)
Net income (loss)	$3,449	$(7,852)
Accretion of Redeemable Preferred Stock	(378)	(508)
Preferred Stock dividends	(178)	(247)
Income (loss) available to common stockholders	$2,893	$(8,607)

Earnings (loss) per common share
Basic	$0.05	$(0.17)
Diluted	$0.05	$(0.17)
Weighted average number of common shares outstanding
Basic	53,689	49,846
Diluted	53,761	49,846

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)
	Class A Common Stock		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at December 25, 2005	49,322	$5	$15,216	$(49)	$18,029	$798	$33,999	$2,545
Net income					(2,604)		(2,604)	(2,604)
Write off receivable from stockholder				49			49
Accretion of Redeemable Preferred Stock					(1,882)		(1,882)
Preferred Stock Dividends					(875)		(875)
Stock-based compensation expense			8,140				8,140
Foreign currency translation adjustment						2,130	2,130	2,130
Conversion of Preferred Stock, related dividend payments made, and cashless exercise of warrants in shares of Class A Common Stock	3,292		3,935				3,935
Exercise of stock options	1,000		1,120				1,120
Balance at December 25, 2006	53,614	$5	$28,411	$--	$12,668	$2,928	$44,012	$(474)
Net income					3,449		3,449	3,449
Accretion of Redeemable Preferred Stock					(378)		(378)
Preferred Stock Dividends					(178)		(178)
Foreign currency translation adjustment						655	655	655
Conversion of Preferred Stock dividend in shares of Class A Common Stock	84		144				144
Balance at March 25, 2007	53,698	$5	$28,555	$--	$15,561	$3,583	$47,704	$4,104

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Three months ended March 25,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,449	$(7,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	267	83
Provision for inventory reserve	9	--
Depreciation and amortization of property, machinery, equipment and land use rights	439	671
(Gain) loss on fair value adjustments to embedded derivatives	(2,537)	6,507
Minority interests	--	76
Stock-based compensation expense	--	2,320
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(171)	(811)
Deposits and prepayments	2,295	93
Inventories	(2,993)	360
Due from related companies	(10)	(155)
Increase (decrease) in:
Accounts payable	809	281
Other payables and accruals	(365)	(445)
Taxes payable	(2,095)	691
Due to related companies	--	119
Net cash provided by (used in) operating activities	(903)	1,938

Cash flows from investing activities:
Acquisition of Chengdu plant	--	(2,300)
Purchases of property, machinery and equipment	(50)	(380)
Purchases of land use rights	--	(108)
Minority interests	--	266
Net cash used in investing activities	(50)	(2,522)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	--	(43)
Preferred stock dividend	(49)	(31)
Proceed from (repayments to) parent company	281	(72)
Proceeds from (repayment to) joint venture partners	(73)	71
Proceeds from issuance of common stock upon exercise of stock options	--	1,120
Net cash provided by financing activities	159	1,045
Foreign currency translation adjustment	279	96
Net increase (decrease) in cash and cash equivalents	(515)	557
Cash and cash equivalents at beginning of period	10,276	14,332
Cash and cash equivalents at end of period	$9,761	$14,889

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$--	$517

Dividend payments on preferred stock in form of common stock	$144	$43
The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a corporation incorporated in the State of Florida (collectively with its subsidiaries, the “Company”), is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China. The Company is headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”) and has its corporate office in Shenzhen and eight manufacturing plants in Yantai, Beijing, Chengdu and Penglai.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and all of its subsidiaries required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Investments in companies in which the Company has significant influence, or ownership between 20% and 50% of the investee, are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee. The adjustment is limited to the extent of the Company’s investment in and advances to the investee and financial guarantees made on behalf of the investee. The Company’s investments in other entities are accounted for using the cost method. The Company is not the primary beneficiary of any Variable Interest Entities.

These consolidated financial statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for a full year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2006.

FIN 46, “Consolidation of Variable Interest Entities” requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The Company has completed a review of its investments in both non-marketable and marketable equity interests as well as other arrangements to determine whether it is the primary beneficiary of any VIEs. The review did not identify any VIEs.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the Company’s balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s Series A and B Redeemable Convertible Preferred Stock, are separately valued and accounted for on the Company’s balance sheet.

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income (loss). The Company has obtained a valuation report from a valuation firm to support its estimates.

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

The Company has determined that the conversion features of its redeemable convertible preferred stock and warrants to purchase common stock are derivatives that the Company is required to account for as if they were free-standing instruments under GAAP. The Company has also determined that it is required to designate these derivatives as liabilities in its financial statements. As a result, the Company reports the value of these embedded derivatives as current liabilities on its balance sheet and reports changes in the value of these derivatives as non-operating gains or losses on its statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in the statement of operations and resulting adjustments to the associated liability amounts reflected on the balance sheet) on a quarterly basis, and is based on the market value of the Company’s common stock. Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on the Company’s statement of operations.

The consolidated financial statements also reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of the Series A and B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to the Series A and B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by the Company and associated warrants.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2008). The Company believes that implementation of SFAS 157 will have little or no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. The Company believes that implementation of SFAS 157 will have little or no impact on its consolidated financial statements since the Company has no applicable plans.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material effect on the Company’s financial statements.

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results based on status of the registration penalty clause in the Company’s preferred stock and warrant agreements.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of March 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$9,692	$69	$9,761
- Others	59,788	36	59,824
Total assets	69,480	105	69,585
Liabilities	7,609	9,412	17,021
Minority interests	279	--	279
Intercompany	12,676	(12,676)	--
Equity	42,682	5,022	47,704

Assets located outside of China consist primarily of cash and cash equivalents and deposits. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the three months ended March 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$11,160	$--	$11,160
Cost of goods sold	(9,238)	--	(9,238)
General and administrative expenses	(234)	(303)	(537)
Income (loss) from operations	1,449	(303)	1,146
Provision for income taxes	(300)	--	(300)
Other income	75	2,528	2,603
Net income	1,224	2,225	3,449

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China, respectively.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 7,254 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock were excluded from the calculation of diluted EPS for the three months ended March 25, 2007 since their effect would have been anti-dilutive. Approximately 2,162 dilutive shares for warrants and options and 10,148 shares on an “as converted” basis for the Redeemable Convertible Preferred stock were excluded from the calculation of diluted loss per share for the three months ended March 25, 2006 since their effect would have been anti-dilutive

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during such periods, and has been applied to warrants and options using the treasury stock method to determine if they are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 25,
	2007			2006
		Weighted			Weighted
		Average		Income	Average
	Income	Shares	Per-Share	(Loss)	Shares	Per-Share
Earnings per share - basic
Income (loss) available to common stockholders	$2,893	53,689	$0.05	$(8,607)	49,846	$(0.17)
Effect of dilutive securities
Redeemable convertible preferred stock	--	--		--	--
Options and warrants	--	72		--	--
Earnings per share - diluted
Net income (loss)	$2,893	53,761	$0.05	$(8,607)	49,846	$(0.17)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Accounts receivable	$9,607	$9,554
Less: Allowance for doubtful accounts	(868)	(719)
	$8,739	$8,835

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Balance at the beginning of the period	$719	$893
Add: provision during the period	267	83
Less: write-offs during the period	(118)	(257)
Balance at the end of the period	$868	$719

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Deposits for raw materials	$4,211	$6,394
Prepayments and advances	80	192
	$4,291	$6,586

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Raw materials (including packing materials)	$13,351	$9,807
Finished goods	1,339	1,895
	14,690	11,702
Less: Inventory reserve	(108)	(104)
	$14,582	$11,598

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Balance at the beginning of the period	$104	$134
Add: provision during the period	9	--
Less: write-offs during the period	(5)	(30)
Balance at the end of the period	$108	$104

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Due from related companies for sales	$867	$857

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	March 25, 2007	December 25, 2006
	(In years)	(Unaudited)

Buildings	40	$13,060	$12,935
Machinery and equipment	5 - 12	19,282	19,067
		32,342	32,002
Less: Accumulated depreciation and amortization		(8,138)	(7,754)
		$24,204	$24,248

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Land use rights	$7,970	$7,882
Less: Accumulated amortization	(954)	(899)
	$7,016	$6,983

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25, 2007	December 25, 2006
	(Unaudited)

Deposits from customers	$855	$1,094
Accruals for payroll, bonus and benefits	155	290
Utilities and accrued expenses	1,893	1,871
	$2,903	$3,255

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A Preferred Stock, initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of March 25, 2007, all of the five-year warrants had been exercised, and 3,888 shares of Series A Preferred Stock were converted into 4,092,633 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B Preferred Stock, initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of March 25, 2007, 1,450 shares of Series B Preferred Stock were converted into 906,250 shares of Class A Common Stock, and no warrants were exercised.

In connection with the issuance of the Redeemable Convertible Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,827,000. The Company also identified freestanding financial instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A and B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using combination of the Black Scholes and Binomial Pricing Models. The summary of activity in the Series A and B Preferred Stock is as follows (in thousands):

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Allocation to Derivative Liabilities		(1,648)	(4,830)	(6,478)
Conversion of Series A Preferred Stock to common stocks	(5,338)	(3,888)	(1,450)	(5,338)
Accretion of discount		1,113	1,611	2,724
	10,162	$892	$3,689	$4,581

The pricing model the Company used for determining fair values of the derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income (loss). The Company has obtained a valuation report from a valuation firm to support its estimates. The principal assumptions used to value these complex freestanding financial instruments were as follows:

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	4.49% to 4.53%	4.53% to 5.07%
Dividend yield	0	0

The Company considered all of the other minor features of the conversion option associated with the Company’s Preferred Stock, including adjustments for: (i) stock dividends and splits, (ii) the sale of the Company’s securities, (iii) the subsequent issuance of rights, options, or warrants to Common shareholders, and (iv) forced conversion and redemption features. The Company ultimately determined that these features were insignificant and did not have a material impact on the concluded values of the Series A and Series B Preferred Stock.

The changes in the derivative liabilities during the period are as follows:

Fair value at issuances	$10,259
Change in value of derivatives during 2005	4,064
Conversion of 1,900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	12,135
Change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A and B Preferred Stock to common stock during 2006	(2,431)
Fair value at December 25, 2006	11,138
Change in value of derivatives during the period	(2,537)
Fair Value at March 25, 2007	$8,601

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of March 25, 2007, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of March 25, 2007, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2005	6,609,474	1.4020
Issued	--	--
Exercised	101,579	1.0400
Forfeited/Cancelled	--	--
Outstanding at December 25, 2006	6,507,895	1.4093

Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at December 25, 2006	6,507,895	1.4093
Warrants exercisable at March 25, 2007	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of March 25, 2007 are summarized as follows:
	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at March 25, 2007	6,507,895

NOTE 16. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R for the fiscal year 2006. Because all stock options granted before December 25, 2004 were fully vested and exercised or expired, no compensation charges were recorded in fiscal 2007 for these options. For stock options granted after December 25, 2004, the Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of March 25, 2007, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of March 25, 2007, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of March 25, 2007, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

On December 13, 2006, options to purchase an additional 6,000,000 shares of Class A Common Stock were granted to the same officer at an exercise price of $1.82 per share with a term of 10 years. The options were fully vested upon grant but became exercisable on April 3, 2007.

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

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at March 25, 2007 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at March 25, 2007	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at March 25, 2007	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$ 1.02	8.75	8,000,000	$ 1.7650

The Company recorded compensation expense of $5,740,000 based on the fair value of the options granted during the year of 2006. Any exercise of such options granted on December 13, 2006 was contingent upon the effectiveness of a shareholder consent, which occurred on April 3, 2007. The Company has no future compensation expense to record from this option outstanding at December 25, 2006 because they were fully vested upon grant and compensation cost was recorded as of that date.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended March 25,
	2007	2006
	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$20	$19
Shandong Longfeng Flour Company Limited (b)	9	9
	$29	$28

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b)	Subsidiary of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and other related parties which are primarily joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 18. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax. Substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Four of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period commencing with the year in which their operations are profitable and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of March 25, 2007 and December 25, 2006, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent difference for tax accounting purposes, The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

NOTE 19. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Delta Link Limited and Chengdu Plant

On February 24, 2006, the Company acquired 100% of the equity interest shares of Delta Link Ltd. (“Delta Link”) for a cash consideration of $3,300,000. Delta Link is a holding company which owns a 90% equity interest in a noodle manufacturing facility in Chengdu, Sichuan Province. The Chengdu Plant serves the western China market.

This acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The consolidated financial statements include the results of operations of the acquired company commencing as of the acquisition date. No pro forma information is presented due to the immaterial effect of this acquisition on the consolidated result of operations.

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

The allocation of initial purchase consideration was as follows (in thousands):

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

No business combination or significant establishment occurred during the three month ended March 25, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2006, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Contractual Joint Ventures

A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, we have established three contractual joint ventures with three Chinese partners in China. i.e. Shandong Longfeng Flour Co. Ltd., Shandong Longfeng Group Co. and Shandong Yukai Food Co., Ltd., with percentage of ownership ranging from 79.64% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not entitled to receive any profits and is not responsible for any losses, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the contractual joint ventures are accounted for as wholly-owned by the Company. Accordingly, the Company’s consolidated financial statements include the financial statements of the contractual joint ventures.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our Series A and B Preferred Stock, are separately valued and accounted for on our balance sheet. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We have recorded the fair value of these warrants and conversion features on our balance sheets and record unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on fair value adjustments to embedded derivatives”.

Share-Based Payment

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.. We adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our consolidated financial statements since we have no applicable plans.

Overview

Headquartered in Shandong Province, PRC, we are engaged in the milling, sale, and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called “LONG FENG”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have eight manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of soybean powder.

Operations

We produce and market a broad range of wheat flour for use in bread, dumplings, noodles, and confectionary products. Our flour products are marketed under the “Long Feng” brand name and sold throughout China at both wholesale and retail levels.

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia, and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to begin exports of instant noodles and soybean powder to Europe. From the second quarter of the year 2006, we began export sales to Sweden and Greece.

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

Employees

On March 25, 2007, we had approximately 1,500 employees. All of our employees are located in the eight plants and the Shenzhen executive office. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended March 25,
	2007	2006

Net revenue	$11,160	$11,096
Cost of goods sold	(9,238)	(9,242)
Gross profit	1,922	1,854
Selling and distribution expenses	(239)	(230)
General and administrative expenses	(537)	(2,757)
Gain (loss) on fair value adjustments to embedded derivatives	2,537	(6,507)
Income (loss) before income taxes and minority interest	3,749	(7,518)
Provision for income taxes	(300)	(258)
Net income (loss)	3,449	(7,852)
EBITDA*	1,645	1,888
EBITDA margin on revenue	15%	17%

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

The following table presents reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarters of 2007 and 2006, respectively.

	Three months ended March 25,
	2007	2006
Net income (loss)	$3,449	$(7,852)
Income tax	300	258
Interest income	(6)	(16)
Depreciation and amortization	439	671
(Gain) loss on fair value adjustments to embedded derivatives	(2,537)	6,507
Stock-based compensation	--	2,320
EBITDA	$1,645	$1,888

Three Months Ended March 25, 2007 Compared to Three Months Ended March 25, 2006

Net Revenue

Net revenue for the quarter ended March 25, 2007 was $11,160,000, representing a slight increase of $64,000, or 1%, from $11,096,000 for the quarter ended March 25, 2006. The increase was primarily due to the increase of business in soybean protein powder.

Gross Profit

As a percentage of net revenue, gross profit remained constant at 17% for the three months ended March 25, 2007 as compared with the three months ended March 25, 2006. The stable margin was primarily due to the strict control on wheat and soybean costs by expanding the sources of suppliers.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $239,000 for the quarter ended March 25, 2007, representing an increase of $9,000 or 4% from $230,000 for the corresponding quarter of 2006. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% in the quarter ended March 25, 2007 as compared with the corresponding period in 2006. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized.

General and Administrative Expenses

General and administrative expenses decreased $2,220,000, or 81%, to $537,000 for the quarter ended March 25, 2007 as compared to $2,757,000 for the quarter ended March 25, 2006. The decrease was primarily due to the fact that no stock-based compensation expense was incurred in the quarter ended March 25, 2007.

Income (Loss) from Operations

Income from operations was $1,146,000 for the three months ended March 25, 2007 as compared to loss from operations of $1,133,000 for the three months ended March 25, 2006. The increase was primarily due to the fact that no stock-based compensation expense was incurred in the quarter ended March 25, 2007.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which is non-cash in nature, resulting from changes in the fair values of these instruments is subsequently recorded in our statements of operations. For the three months ended March 25, 2007, the gain from changes in the fair value of these instruments was $2,537,000. For the three months ended March 25, 2006, the loss from changes in the fair value of these instruments was $6,507,000. The significant change was primarily due to the adjustments in the price used to calculate the fair value of the derivatives as a result of the change of the trading price of our common stock on March 25, 2007 and 2006, the valuation dates used to calculate such fair value for the respective periods.

VAT Refunds

VAT refund decreased to $52,000 for the quarter ended March 25, 2007 as compared to $101,000 for the quarter ended March 25, 2006. This decrease was solely due to the decreased tax refund received from the municipal government of China.

Net Income (Loss)

Net income was $3,449,000 for the quarter ended March 25, 2007 as compared to a loss of $7,852,000 for the quarter ended March 25, 2006. Such increase was primarily due to (i) the fact that no stock-based compensation expense was incurred in the quarter ended March 25, 2007 and (ii) the gain derived from changes in the fair value of derivative instruments.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies, together with proceeds received from financing transactions.

Our working capital increased $4,291,000 to $21,846,000 at March 25, 2007 as compared to $17,555,000 at December 25, 2006, which was primarily due to the change in the fair value of derivative instruments.

Cash and cash equivalents were $9,761,000 as of March 25, 2007, a decrease of $515,000 from December 25, 2006. Net cash used in operating activities for the three months ended March 25, 2007 was $903,000, which was primarily due to purchases of inventory and settlement of tax payments.

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

Registration
The Company shall file to register the underlying Class A common shares within 30 days of the closing date and make its best efforts to have the Registration declared effective at the earliest date. In the event such Registration is not continuously effective during the period such shares are subject to transfer restrictions under the U.S. federal securities laws, then (subject to certain exceptions) the holders are entitled to receive liquidated damages equal to 2.0% of the purchase price of the Preferred Stock per month.

The Company shall file to register the underlying Class A common shares with 30 days of the closing date and make its best efforts to have the Registration declared effective at the earliest date. In the event such Registration is not continuously effective during the period such shares are subject to transfer restrictions under the U.S. federal securities laws, then (subject to certain exceptions) the holders are entitled to receive liquidated damages equal to 2.0% of the purchase price of the Preferred Stock per month.

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

As of March 25, 2007, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$400	$3,162	$3,162	$3,438	$--	$--	$10,162
Pre-determined annual fee charged by joint venture partners	84	113	113	113	113	3,823	4,359
Total	$484	$3,275	$3,275	$3,551	$113	$3,823	$14,521

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
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

Substantially all of our revenues and expenses are denominated in Renminbi, which is the official currency of China. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the net assets and income derived from its operations in the PRC.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk

We have not experienced significant credit risk as most of our customers are long-term customers with good payment records. Our receivables are regularly monitored by our credit manager.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 25, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 25, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

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

NEW DRAGON ASIA CORP.

Dated: May 9, 2007	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: May 9, 2007	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer