Form 10-Q
period 2007-06-25
NEW DRAGON ASIA CORP
filed 2007-08-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2007

or

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

The number of shares of Class A Common Stock outstanding as of July 30, 2007 was 53,821,234.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 25, 2007

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 25, 2007 (unaudited) and December 25, 2006	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 25, 2007 and 2006	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the six months ended June 25, 2007 and the year ended December 25, 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

SIGNATURES		33

EXHIBITS

PART I: FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 25, 2007	December 25, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,693	$10,276
Accounts receivable, net	8,633	8,835
Deposits and prepayments, net	9,968	6,586
Inventories, net	17,533	11,598
Due from related companies	880	857
Total current assets	40,707	38,152

Property, machinery and equipment, net	25,347	24,248
Land use rights, net	7,083	6,983
Goodwill	125	125
Total assets	$73,262	$69,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,105	$2,723
Other payables and accruals	2,780	3,255
Taxes payable	1,675	3,453
Embedded derivatives, at fair value	5,499	11,138
Due to related companies	—	28
Total current liabilities	14,059	20,597

Due to New Dragon Asia Food Limited	638	317
Due to joint venture partners	112	102
Total liabilities	14,809	21,016
Minority interests	283	276
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 50,000,000 Issued and outstanding - 10,162,000 shares at June 25, 2007 and December 25, 2006	4,959	4,204

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 53,821,234 at June 25, 2007 and 53,614,723 at December 25, 2006	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding - none	—	—
Additional paid-in capital	28,733	28,411
Retained earnings	19,818	12,668
Accumulated other comprehensive income	4,655	2,928
Total stockholders’ equity	53,211	44,012
Total liabilities and stockholders’ equity	$73,262	$69,508

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2007	2006	2007	2006
Net revenue	$13,035	$11,544	$24,195	$22,640
Cost of goods sold	(10,479)	(9,372)	(19,717)	(18,614)
Gross profit	2,556	2,172	4,478	4,026
Selling and distribution expenses	(284)	(216)	(523)	(446)
General and administrative expenses	(757)	(552)	(1,294)	(3,309)
Income from operations	1,515	1,404	2,661	271
Other income (expense):
Interest income	9	7	15	23
Other income (expense)	120	(1)	128	4
Gain on fair value adjustments to embedded derivatives	3,101	7,112	5,638	605
VAT refund	488	998	540	1,099
Income before income taxes and minority interests	5,233	9,520	8,982	2,002
Provision for income taxes	(420)	(376)	(720)	(634)
Income before minority interests	4,813	9,144	8,262	1,368
Minority interests	—	(57)	—	(133)
Net income	$4,813	$9,087	$8,262	$1,235
Accretion of Redeemable Preferred Stock	(378)	(479)	(756)	(986)
Preferred Stock Dividends	(178)	(219)	(356)	(465)
Income (loss) available to common stockholders	$4,257	$8,389	$7,150	$(216)

Earnings per common share
Basic	$0.08	$0.16	$0.13	$-
Diluted	$0.08	$0.15	$0.13	$-
Weighted average number of common shares outstanding
Basic	53,810	51,448	53,750	50,647
Diluted	62,266	61,925	54,838	50,647

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in	Receivable from	Retained	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Stockholder	Earnings	Income	Equity	Income
Balance at December 25, 2005	49,322	$5	$15,216	$(49)	$18,029	$798	$33,999	$2,545
Net income					(2,604)		(2,604)	(2,604)
Write off receivable from stockholder				49			49
Accretion of Redeemable Preferred Stock					(1,882)		(1,882)
Preferred Stock Dividends					(875)		(875)
Stock-based compensation expense			8,140				8,140
Foreign currency translation adjustment						2,130	2,130	2,130
Conversion of Preferred Stock, related dividend payments made, and cashless exercise of warrants in shares of Class A Common Stock	3,292		3,935				3,935
Exercise of stock options	1,000		1,120				1,120
Balance at December 25, 2006	53,614	$5	$28,411	$—	$12,668	$2,928	$44,012	$(474)
Net income					8,262		8,262	8,262
Accretion of Redeemable Preferred Stock					(756)		(756)
Preferred Stock Dividends					(356)		(356)
Foreign currency translation adjustment						1,727	1,727	1,727
Conversion of Preferred Stock / dividend in shares of Class A Common Stock	207		322				322
Balance at June 25, 2007	53,821	$5	$28,733	$—	$19,818	$4,655	$53,211	$9,989

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six months ended June 25,
	2007	2006
Cash flows from operating activities:
Net income	$8,262	$1,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	284	(244)
Provision for inventory reserve	4	9
Depreciation and amortization of property, machinery, equipment and land use rights	656	1,144
(Gain) loss on fair value adjustments to embedded derivatives	(5,638)	(605)
Minority interests	—	133
Stock-based compensation expense	—	2,320
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(82)	(714)
Deposits and prepayments	(3,382)	644
Inventories	(5,939)	625
Due from related companies	(23)	(159)
Increase (decrease) in:
Accounts payable	1,382	800
Other payables and accruals	(488)	(389)
Taxes payable	(1,778)	704
Due to related companies	—	(200)
Net cash provided by (used in) operating activities	(6,742)	5,303

Cash flows from investing activities:
Acquisition of Chengdu plant	—	(2,300)
Purchases of property, machinery and equipment	(792)	(4,253)
Purchases of land use rights	—	(1,943)
Minority interests	—	142
Net cash used in investing activities	(792)	(8,354)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	—	(60)
Preferred stock dividend	(49)	(163)
Proceed from (repayments to) parent company	321	(66)
Proceeds from (repayment to) joint venture partners	10	79
Proceeds from issuance of common stock upon exercise of stock options	—	1,120
Net cash provided by financing activities	282	910
Foreign currency translation adjustment	669	332
Net decrease in cash and cash equivalents	(6,583)	(1,809)
Cash and cash equivalents at beginning of period	10,276	14,332
Cash and cash equivalents at end of period	$3,693	$12,523

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$—	$1,800

Dividend payments on preferred stock in form of common stock	$322	$164

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a corporation incorporated in the State of Florida (collectively with its subsidiaries, the “Company”), is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China. The Company is headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”) and has its corporate office in Shenzhen and eight manufacturing plants in Yantai, Beijing, Chengdu, and Penglai.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the Company’s balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s Series A and B Redeemable Convertible Preferred Stock are separately valued and accounted for on the Company’s balance sheet.

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of June 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,651	$42	$3,693
- Others	69,549	20	69,569
Total assets	73,200	62	73,262
Liabilities	8,170	6,639	14,809
Minority interests	283	—	283
Intercompany	12,688	(12,688)	—
Equity	45,853	7,358	53,211

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the six months ended June 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$24,195	$—	$24,195
Cost of goods sold	(19,717)	—	(19,717)
General and administrative expenses	(618)	(676)	(1,294)
Income (loss) from operations	3,337	(676)	2,661
Provision for income taxes	(720)	—	(720)
Other income	692	5,629	6,321
Net income	3,309	4,953	8,262

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China, respectively.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 8,935 million dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock were excluded from the calculation of diluted EPS for the six months ended June 25, 2007 since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended June 25, 2007 and 2006 and for the six months ended June 25, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted” basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):
	Three Months Ended June 25,
	2007			2006
		Weighted			Weighted
		Average		Income	Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Income available to common stockholders	$4,257	53,810	$0.08	$8,389	51,448	$0.16
Effect of dilutive securities
Redeemable convertible preferred stock	556	7,254		698	8,935
Options and warrants	—	1,202		—	1,542
Earnings per share - diluted
Net income (loss)	$4,813	62,266	$0.08	$9,087	61,925	$0.15

	Six Months Ended June 25,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	(Loss)	Shares	Per-Share

Earnings per share - basic
Income (Loss) available to common stockholders	$7,150	53,750	$0.13	$(216)	50,647	$-
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	1,088		—	—
Earnings per share - diluted
Income available to common stockholders	$7,150	54,838	$0.13	$(216)	50,647	$-

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Accounts receivable	$9,575	$9,554
Less: Allowance for doubtful accounts	(942)	(719)
	$8,633	$8,835

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Balance at the beginning of the period	$719	$893
Add: provision during the period	284	83
Less: write-offs during the period	(61)	(257)
Balance at the end of the period	$942	$719

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Deposits for raw materials	$9,953	$6,394
Prepayments and advances	15	192
	$9,968	$6,586

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Raw materials (including packing materials)	$16,220	$9,807
Finished goods	1,396	1,895
	17,616	11,702
Less: Inventory reserve	(83)	(104)
	$17,533	$11,598

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Balance at the beginning of the period	$104	$134
Add: provision during the period	4	—
Less: write-offs during the period	(25)	(30)
Balance at the end of the period	$83	$104

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Due from related companies for sales	$880	$857

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	June 25, 2007	December 25, 2006
	(In years)	(Unaudited)

Buildings	40	$14,322	$12,935
Machinery and equipment	5 – 12	19,325	19,067
		33,647	32,002
Less: Accumulated depreciation and amortization		(8,300)	(7,754)
		$25,347	$24,248

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Land use rights	$8,092	$7,882
Less: Accumulated amortization	(1,009)	(899)
	$7,083	$6,983
NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	June 25, 2007	December 25, 2006
	(Unaudited)

Deposits from customers	$898	$1,094
Accruals for payroll, bonus and benefits	160	290
Utilities and accrued expenses	1,722	1,871
	$2,780	$3,255

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A Preferred Stock, initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of June 25, 2007, all of the five-year warrants had been exercised, and 3,888 shares of Series A Preferred Stock were converted into 4,092,633 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B Preferred Stock, initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of June 25, 2007, 1,450 shares of Series B Preferred Stock were converted into 906,250 shares of Class A Common Stock, and no warrants were exercised.

In connection with the issuance of the Redeemable Convertible Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,827,000. The Company also identified freestanding financial instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A and B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using a combination of the Black Scholes and Binomial Pricing Models. The summary of activity in the Series A and B Preferred Stock is as follows (in thousands):

Redeemable Convertible Preferred Stock

	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Effect of Allocation to Derivative Liabilities		($1,648)	(4,830)	($6,478)
Conversion of Series A Preferred Stock to common stocks	(5,338)	(3,888)	(1,450)	(5,338)
Accretion of discount		1,204	1,898	3,102
	10,162	$983	$3,976	$4,959

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	4.93%	4.87% to 5.01%
Dividend yield	0	0

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

The changes in the derivative liabilities from issuance are as follows:

Fair value at issuances	$10,259
Change in value of derivatives during 2005	4,064
Conversion of 1,900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	12,135
Change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A and B Preferred Stock to common stock during 2006	(2,431)
Fair value at December 25, 2006	11,138
Change in value of derivatives during the period	(5,639)
Fair Value at June 25, 2007	$5,499

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of June 25, 2007, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of June 25, 2007, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price

Outstanding at December 25, 2005	6,609,474	$1.4020
Issued	—	—
Exercised	(101,579)	1.0400
Forfeited/Cancelled	—	—
Outstanding at December 25, 2006 and June 25, 2007	6,507,895	1.4093

Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at December 25, 2006	6,507,895	1.4093
Warrants exercisable at June 25, 2007	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of June 25, 2007 are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at June 25, 2007	6,507,895

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of June 25, 2007, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of June 25, 2007, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of June 25, 2007, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

On December 13, 2006, options to purchase an additional 6,000,000 shares of Class A Common Stock were granted to the same officer at an exercise price of $1.82 per share with a term of 10 years. The options were fully vested upon grant but became exercisable on April 3, 2007.

The market price of the Class A Common Stock as of the grant date was $1.82 per share. As of December 25, 2006, these options were fully vested but not exercisable. The Company recorded compensation expense of $5,820,000 based on an estimated fair value of the options of $0.97 per share on December 13, 2006, the grant date. The per share, fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at June 25, 2007, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at June 25, 2007	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at June 25, 2007	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$ 1.02	8.75	8,000,000	$ 1.7650

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

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$20	$19	$40	$38
Shandong Longfeng Flour Company Limited (b)	9	9	18	18
	$29	$28	58	56

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b)	Subsidiary of Shandong Longfeng Group Company.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of June 25, 2007 and December 25, 2006, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent difference for tax accounting purposes, The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

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

No business combination or significant establishment occurred during the six months ended June 25, 2007.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. We have recorded the fair value of these warrants and conversion features on our balance sheets and record unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on fair value adjustments to embedded derivatives.”

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

Employees

On June 25, 2007, we had approximately 1,500 employees. All of our employees are located in the eight plants and the Shenzhen executive office. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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
Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2007	2006	2007	2006

Net revenue	$13,035	$11,544	$24,195	$22,640
Cost of goods sold	(10,479)	(9,372)	(19,717)	(18,614)
Gross profit	2,556	2,172	4,478	4,026
Selling and distribution expenses	(284)	(216)	(523)	(446)
General and administrative expenses	(757)	(552)	(1,294)	(3,309)
Gain (loss) on fair value adjustments to embedded derivatives	3,101	7,112	5,638	605
Income (loss) before income taxes and minority interest	5,233	9,520	8,982	2,002
Provision for income taxes	(420)	(376)	(720)	(634)
Net income (loss)	4,813	9,087	8,262	1,235
EBITDA*	2,340	2,817	3,985	4,705
EBITDA margin on revenue	18%	24%	16%	21%

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

The following table presents reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarters of 2007 and 2006, respectively.

	Three months ended June 25,		Six months ended June 25,
	2007	2006	2007	2006
Net income	$4,813	$9,087	$8,262	$1,235
Income tax	420	376	720	635
Interest income	(9)	(7)	(15)	(23)
Depreciation and amortization	217	473	656	1,143
Loss (gain) on fair value adjustments to embedded derivatives	(3,101)	(7,112)	(5,638)	(605)
Non-cash stock-based compensation	—	—	—	2,320
EBITDA	$2,340	$2,817	$3,985	$4,705

Six Months Ended June 25, 2007 Compared to Six Months Ended June 25, 2006

Net Revenue

Net revenue for the six months ended June 25, 2007 was $24,195,000, representing an increase of $1,555,000, or 7%, from $22,640,000 for the six months ended June 25, 2006. The increase was primarily due to the introduction of our soybean protein powder product, which accounted for approximately $ 1.5 million of the increase.

Gross Profit

As a percentage of net revenue, gross profit increased to 19% for the six months ended June 25, 2007 from 18% for the six months ended June 25, 2006. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $523,000 for the six months ended June 25, 2007, representing an increase of $77,000 from $446,000 for the corresponding period of 2006. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% for the six months ended June 25, 2007 as compared with the corresponding period in 2006. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized.

General and Administrative Expenses

General and administrative expenses decreased $2,015,000, or 61%, to $1,294,000 for the six months ended June 25, 2007 as compared to $3,309,000 for the six months ended June 25, 2006. The decrease was primarily due to the fact that no stock-based compensation expense was incurred in the year 2007.

Income from Operations

Income from operations increased $2,390,000, or 882%, to $2,661,000 for the six months ended June 25, 2007 as compared to $271,000 for the six months ended June 25, 2006. The increase was primarily due to the fact that no stock-based compensation expense was incurred in the year 2007.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of operation. For the six months ended June 25, 2007, the gain from variation of the fair value of these instruments was $5,638,000.

For the six months ended June 25, 2006, the gain from changes in the fair value of these instruments was $605,000. The increase was primarily due to the adjustments in the price used to calculate the fair value of the derivatives as a result of the change of the trading price of our common stock on June 25, 2007 and 2006, the valuation dates used to calculate such fair value for the respective periods.

VAT Refunds

VAT refunds decreased to $540,000 for the six months ended June 25, 2007 as compared to $1,099,000 for the six months ended June 25, 2006. This decrease was solely due to the decrease in the amount of tax refunds received from the municipal government of China.

Net Income

Net income was $8,262,000 for the six months ended June 25, 2007 as compared to $1,235,000 for the six months ended June 25, 2006. Such increase was primarily due to (i) the fact that there was no stock-based compensation expense was incurred in the year 2007 and (ii) the gain derived from changes in the fair value of derivative instruments.

Three Months Ended June 25, 2007 Compared to Three Months Ended June 25, 2006

Net Revenue

Net revenue for the quarter ended June 25, 2007 was $13,035,000, representing an increase of $1,491,000, or 13%, from $11,544,000 for the quarter ended June 25, 2006. The increase was primarily due to the introduction of our soybean protein powder product, which accounted for approximately $ 940,000 of the increase.

Gross Profit

As a percentage of net revenue, gross profit increased to 20% for the six months ended June 25, 2007 from 19% for the six months ended June 25, 2006. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $284,000 for the quarter ended June 25, 2007, representing an increase of $68,000 or 31% from $216,000 for the corresponding quarter of 2006. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% in the quarter ended June 25, 2007 as compared with the corresponding period in 2006. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized.

General and Administrative Expenses

General and administrative expenses increased $205,000, or 37%, to $757,000 for the quarter ended June 25, 2007 as compared to $552,000 for the quarter ended June 25, 2006. The increase was primarily due to the increase in professional fees on services including fees for investor relations, legal and accounting advice.

Income (Loss) from Operations

Income from operations was $1,515,000 for the three months ended June 25, 2007 as compared to $1,404,000 for the three months ended June 25, 2006. The increase was primarily due to the growth of export sales, which generate higher margin.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which is non-cash in nature, resulting from changes in the fair values of these instruments is subsequently recorded in our statements of operations. For the three months ended June 25, 2007, the gain from changes in the fair value of these instruments was $3,101,000.

For the three months ended June 25, 2006, the gain from changes in the fair value of these instruments was $7,112,000. The change was primarily due to the adjustments in the price used to calculate the fair value of the derivatives as a result of the change of the trading price of our common stock on June 25, 2007 and 2006, the valuation dates used to calculate such fair value for the respective periods.

VAT Refunds

VAT refund decreased to $488,000 for the quarter ended June 25, 2007 as compared to $998,000 for the quarter ended June 25, 2006. This decrease was solely due to the decrease in the amount of tax refunds received from the municipal government of China.
Net Income (Loss)

Net income was $4,813,000 for the quarter ended June 25, 2007 as compared to $9,087,000 for the quarter ended June 25, 2006. Such decrease was primarily due to fact that the gain derived from changes in the fair value of derivative instruments was lower for the quarter ended June 25, 2007.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies, together with proceeds received from financing transactions. We have started a receivable collection campaign in late June with an objective of improving the debtor turnover period by 20% resulting in additional cash resources for the additional payment of deposits for wheat and soybean. This would enhance our supply chain management resulting in averaging out the effect of the expected continued price increase in these crops.

Our working capital increased $9,093,000 to $26,648,000 at June 25, 2007 as compared to $17,555,000 at December 25, 2006, which was primarily due to the change in the fair value of derivative instruments.

Cash and cash equivalents were $3,693,000 as of June 25, 2007, a decrease of $6,583,000 from December 25, 2006. Net cash used in operating activities for the six months ended June 25, 2007 was $6,742,000, which was primarily due to (i) additional deposits and prepayments of $3,382,000 paid to suppliers for wheat and soybean in order to secure additional supplies in anticipation of prices increase; (ii) increase in inventories of $5,939,000 for the growth of business.

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

As of June 25, 2007, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$400	$3,162	$3,162	$3,438	$—	$—	$10,162
Pre-determined annual fee charged by joint venture partners	57	113	113	113	113	3,823	4,332
Total	$457	$3,275	$3,275	$3,551	$113	$3,823	$14,494

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
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

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties.

We are a holding company established in the state of Florida and conduct our core business operations through our operating subsidiaries, Mix Creation Ltd., Rich Delta Ltd. and Keen General Ltd. and their respective subsidiaries in China (collectively, the “Subsidiaries”). As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from the Subsidiaries. If the Subsidiaries incur debt on their own behalf, the debt instruments may restrict their ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares. Under the current PRC laws, because we are incorporated in the State of Florida, our PRC subsidiaries are each regarded as a wholly foreign-owned enterprise in China. Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from the determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. In addition, distribution of additional equity interests by any of our PRC subsidiaries to us (which is credited as fully paid through capitalization of the PRC subsidiaries’ undistributed profits) requires additional approval of the PRC government due to an increase in our registered capital and total investment in the subsidiary. Under the current PRC laws, each of our subsidiaries is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments from the Subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders. Moreover, any transfer of funds from us to the Subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the Subsidiaries could restrict our ability to act in response to changing market conditions.

Recent regulations relating to offshore investment activities by PRC residents may adversely affect our business and prospects.

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

RISKS ASSOCIATED WITH DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

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

The discontinuation of any preferential tax treatments or other incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations

Four of our PRC subsidiaries enjoy certain special or preferential tax treatments regarding enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises.” Accordingly, they are entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the People’s Republic of China, which law will take effect as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises such as our PRC subsidiaries. Enterprises established prior to March 16, 2007, eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the new tax rate over a five-year transition period starting from the date of effectiveness of the new law. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as our PRC subsidiaries, to be set out in more detailed implementing rules to be adopted in the future. Accordingly, our PRC subsidiaries’ applicable tax rate may gradually increase to the unified tax rate of 25% by January 1, 2013 under the new tax law and in accordance with more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government and the timing of the issuance of such implementing regulations is currently unclear.

The tax laws and regulations in the PRC may be further reformed by the PRC government, and we cannot assure you that our subsidiaries in the PRC will continue to enjoy any of these special or preferential tax treatments or other incentives in future. The discontinuation of any such special or preferential tax treatment or other incentives could materially and adversely affect our business, financial condition and results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 25, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended June 25, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW DRAGON ASIA CORP.

Dated: August 7, 2007	By:	/s/ Li Xia Wang Name: Li Xia Wang Title: Chief Executive Officer

Dated: August 7, 2007	By:	/s/ Peter Mak Name: Peter Mak Title: Chief Financial Officer