Form 10-Q
period 2007-09-25
NEW DRAGON ASIA CORP
filed 2007-11-06
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2007

or

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

The number of shares of Class A Common Stock outstanding as of October 31, 2007 was 54,995,385.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2007

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 25, 2007 (unaudited) and December 25, 2006	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 25, 2007 and 2006	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the nine months ended September 25, 2007 and the year ended December 25, 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

SIGNATURES		33

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 25, 2007	December 25, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,740	$10,276
Accounts receivable, net	8,634	8,835
Deposits and prepayments, net	11,665	6,586
Inventories, net	19,937	11,598
Due from related companies	893	857
Total current assets	44,869	38,152

Property, machinery and equipment, net	25,496	24,248
Land use rights, net	7,143	6,983
Goodwill	125	125
Total assets	$77,633	$69,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,063	$2,723
Other payables and accruals	3,055	3,255
Taxes payable	2,638	3,453
Embedded derivatives, at fair value	3,596	11,138
Due to related companies	—	28
Total current liabilities	13,352	20,597

Due to New Dragon Asia Food Limited	1,069	317
Due to joint venture partners	162	102
Total liabilities	14,583	21,016
Minority interests	287	276
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 50,000,000 Issued and outstanding - 10,162,000 shares at September 25, 2007 and December 25, 2006	5,337	4,204

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 54,248,830 at September 25, 2007 and 53,614,723 at December 25, 2006	5	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding - none	—	—
Additional paid-in capital	29,180	28,411
Retained earnings	22,467	12,668
Accumulated other comprehensive income	5,774	2,928
Total stockholders’ equity	57,426	44,012
Total liabilities and stockholders’ equity	$77,633	$69,508

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2007	2006	2007	2006
Net revenue	$13,955	$12,964	$38,150	$35,604
Cost of goods sold	(11,148)	(10,442)	(30,865)	(29,056)
Gross profit	2,807	2,522	7,285	6,548
Selling and distribution expenses	(302)	(263)	(825)	(709)
General and administrative expenses	(731)	(711)	(2,025)	(4,020)
Income from operations	1,774	1,548	4,435	1,819
Other income (expense):
Interest income	3	26	18	49
Other income (expense)	15	14	143	18
Gain on fair value adjustments to embedded derivatives	1,903	2,593	7,541	3,198
VAT refund	—	1,036	540	2,135
Income (loss) before income taxes and minority interests	3,695	5,217	12,677	7,219
Provision for income taxes	(491)	(427)	(1,211)	(1,061)
Income (loss) before minority interests	3,204	4,790	11,466	6,158
Minority interests	—	—	—	(133)
Net income (loss)	$3,204	$4,790	$11,466	$6,025
Accretion of Redeemable Preferred Stock	(377)	(470)	(1,133)	(1,456)
Preferred Stock Dividends	(178)	(214)	(534)	(679)
Income available to common stockholders	$2,649	$4,106	$9,799	$3,890

Earnings per common share
Basic	$0.05	$0.08	$0.18	$0.08
Diluted	$0.05	$0.08	$0.18	$0.07
Weighted average number of common shares outstanding
Basic	54,073	51,936	53,858	51,101
Diluted	54,950	61,618	54,735	52,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at December 25, 2005	49,322	$5	$15,216	$(49)	$18,029	$798	$33,999	$2,545
Net income					(2,604)		(2,604)	(2,604)
Write off receivable from stockholder				49			49
Accretion of Redeemable Preferred Stock					(1,882)		(1,882)
Preferred Stock Dividends					(875)		(875)
Stock-based compensation expense			8,140				8,140
Foreign currency translation adjustment						2,130	2,130	2,130
Conversion of Preferred Stock, related dividend payments made, and cashless exercise of warrants in shares of Class A Common Stock	3,292		3,935				3,935
Exercise of stock options	1,000		1,120				1,120
Balance at December 25, 2006	53,614	$5	$28,411	$—	$12,668	$2,928	$44,012	$(474)
Net income					11,466		11,466	11,466
Accretion of Redeemable Preferred Stock					(1,133)		(1,133)
Preferred Stock Dividends					(534)		(534)
Foreign currency translation adjustment						2,846	2,846	2,846
Conversion of Preferred Stock / dividend in shares of Class A Common Stock	634		769				769
Balance at September 25, 2007	54,248	$5	$29,180	$—	$22,467	$5,774	$57,426	$14,312

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine months ended September 25,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$11,466	$6,025
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	299	(124)
Provision for inventory reserve	4	11
Depreciation and amortization of property, machinery, equipment and land use rights	1,213	1, 639
(Gain) loss on fair value adjustments to embedded derivatives	(7,541)	(3,198)
Minority interests	—	7
Stock-based expense for services received	269	2,320
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(98)	(602)
Deposits and prepayments	(5,079)	588
Inventories	(8,343)	(372)
Due from related companies	(36)	(167)
Increase (decrease) in:
Accounts payable	1,340	1,061
Other payables and accruals	(213)	(813)
Taxes payable	(815)	985
Due to related companies	—	(200)
Net cash provided by (used in) operating activities	(7,534)	7,160

Cash flows from investing activities:
Acquisition of Chengdu plant	—	(2,300)
Purchases of property, machinery and equipment	(1,237)	(4,720)
Purchases of land use rights	—	(2,024)
Minority interests	—	266
Net cash used in investing activities	(1,237)	(8,778)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	—	(60)
Preferred stock dividend	(49)	(277)
Proceed from (repayments to) parent company	752	(14)
Proceeds from (repayment to) joint venture partners	60	249
Proceeds from issuance of common stock upon exercise of stock options	—	1,120
Net cash provided by financing activities	763	1,018
Foreign currency translation adjustment	1,472	832
Net increase (decrease) in cash and cash equivalents	(6,536)	232
Cash and cash equivalents at beginning of period	10,276	14,332
Cash and cash equivalents at end of period	$3,740	$14,564

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$—	$1,800

Dividend payments on preferred stock in form of common stock	$500	$267

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of September 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,487	$253	$3,740
- Others	73,830	63	73,893
Total assets	77,317	316	77,633
Liabilities	9,429	5,154	14,583
Minority interests	287	—	287
Intercompany	12,871	(12,871)	—
Equity	48,707	8,719	57,426

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the nine months ended September 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total
Net revenue	$38,150	$—	$38,150
Cost of goods sold	(30,865)	—	(30,865)
General and administrative expenses	(916)	(1,109)	(2,025)
Income (loss) from operations	5,544	(1,109)	4,435
Provision for income taxes	(1,211)	—	(1,211)
Other income	710	7,532	8,242
Net income	5,043	6,423	11,466

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China, respectively.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 7,254 million dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock were excluded from the calculation of diluted EPS for the three and nine months ended September 25, 2007 since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended September 25, 2007 and 2006 and for the nine months ended September 25, 2007 and 2006 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted” basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2007			2006
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share
Earnings per share - basic
Income available to common stockholders	$2, 649	54,073	$0.05	$4,106	51,936	$0.08
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		684	8,846
Options and warrants	—	877		—	836
Earnings per share - diluted
Net income	$2,649	54,950	$0.05	$4,790	61,618	$0.08

	Nine Months Ended September 25,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Income available to common stockholders	$9,799	53,858	$0.18	$3,890	51,101	$0.08
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	877		—	1,349
Earnings per share - diluted
Net income	$9,799	54,735	$0.18	$3,890	52,450	$0.07

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Accounts receivable	$9,568	$9,554
Less: Allowance for doubtful accounts	(934)	(719)
	$8,634	$8,835

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Balance at the beginning of the period	$719	$893
Add: provision during the period	299	83
Less: write-offs during the period	(84)	(257)
Balance at the end of the period	$934	$719

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Deposits for raw materials	$11,640	$6,394
Prepayments and advances	25	192
	$11,665	$6,586

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Raw materials (including packing materials)	$18,562	$9,807
Finished goods	1,453	1,895
	20,015	11,702
Less: Inventory reserve	(78)	(104)
	$19,937	$11,598

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Balance at the beginning of the period	$104	$134
Add: provision during the period	4	—
Less: write-offs during the period	(30)	(30)
Balance at the end of the period	$78	$104

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Due from related companies for sales	$893	$857

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	September 25, 2007	December 25, 2006
	(In years)	(Unaudited)
Buildings	40	$14,530	$12,935
Machinery and equipment	5 - 12	19,767	19,067
		34,297	32,002
Less: Accumulated depreciation and amortization		(8,801)	(7,754)
		$25,496	$24,248

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Land use rights	$8,208	$7,882
Less: Accumulated amortization	(1,065)	(899)
	$7,143	$6,983

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2007	December 25, 2006
	(Unaudited)
Deposits from customers	$961	$1,094
Accruals for payroll, bonus and benefits	222	290
Utilities and accrued expenses	1,872	1,871
	$3,055	$3,255

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A Preferred Stock, initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of September 25, 2007, all of the five-year warrants had been exercised, and 3,888 shares of Series A Preferred Stock were converted into 4,092,633 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B Preferred Stock, initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of September 25, 2007, 1,450 shares of Series B Preferred Stock had been converted into 906,250 shares of Class A Common Stock, and no warrants were exercised.

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

Redeemable Convertible Preferred Stock

	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Effect of Allocation to Derivative Liabilities		(1,648)	(4,830)	(6,478)
Conversion of Series A Preferred Stock to common stocks	(5,338)	(3,888)	(1,450)	(5,338)
Accretion of discount		1,295	2,185	3,480
	10,162	$1,074	$4,263	$5,337

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	4.16%	3.83% to 4.11%
Dividend yield	0	0

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

The changes in the derivative liabilities from issuance are as follows:

Fair value at issuances	$10,259
Change in value of derivatives during 2005	4,064
Conversion of 1,900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	12,135
Change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A and B Preferred Stock to common stock during 2006	(2,431)
Fair value at December 25, 2006	11,138
Change in value of derivatives during the period	(7,542)
Fair Value at September 25, 2007	$3,596

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of September 25, 2007, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of September 25, 2007, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2005	6,609,474	$1.4020
Issued	—	—
Exercised	(101,579)	1.0400
Forfeited/Cancelled	—	—
Outstanding at December 25, 2006 and September 25, 2007	6,507,895	1.4093

Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at December 25, 2006	6,507,895	1.4093
Warrants exercisable at September 25, 2007	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of September 25, 2007 are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at September 25, 2007	6,507,895

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of September 25, 2007, all of these options had been exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of September 25, 2007, all of these options had been exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of September 25, 2007, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

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

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at September 25, 2007, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at September 25, 2007	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at September 25, 2007	Weighted Average Exercise Price
$ 1.60-1.82	8,000,000	$1.02	7.95	8,000,000	$1.7650

The Company recorded compensation expense of $8,140,000 based on the fair value of the options granted during the year of 2006. Any exercise of such options granted on December 13, 2006 was contingent upon the effectiveness of a shareholder consent, which occurred on April 3, 2007. The Company has no future compensation expense to record from this option outstanding at December 25, 2006 because they were fully vested upon grant and compensation cost was recorded as of that date.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$21	$19	$61	$57
Shandong Longfeng Flour Company Limited (b)	10	9	28	27
	$31	$28	89	84

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.

(b)	Subsidiary of Shandong Longfeng Group Company.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of September 25, 2007 and December 25, 2006, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States Company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

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

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments, namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended September 25,		For the nine months ended September 25,
	2007	2006	2007	2006
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	3,853	4,030	10,866	11,691
Flour	7,805	7,613	20,754	20,044
Soybean	2,297	1,321	6,530	3,869
	13,955	12,964	38,150	35,604
Income (loss) from operation
Instant noodles	360	240	828	1,117
Flour	1,648	1,447	4,004	3,487
Soybean	(234)	(139)	(397)	(2,785)
	1,774	1,548	4,435	1,819
Depreciation and amortization
Instant noodles	338	257	583	563
Flour	164	156	467	392
Soybean	55	44	163	205
	557	457	1,213	1,160

	September 25,	December 25,
	2007	2006
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	22,153	20,864
Flour	7,370	7,377
Soybean	3,116	2,990
	32,639	31,231

NOTE 21. OTHER EVENTS

On August 15, 2007, the Company entered into the Settlement Agreement and General Release (the “Agreement”) dated August 15, 2007 by and between the Company and Berry Shino Securities, Inc. (“Berry Shino”) pursuant to which the parties agreed to resolve a dispute relating to the alleged failure of the Company to pay in full for services rendered by Berry Shino in connection with a private placement of the Company’s securities in 2003 (the “Dispute”). The parties entered into the Agreement to resolve the Dispute without litigation and its attendant costs and without admission of liability by the Company. In accordance with the terms of the Agreement, the Company agreed to issue to Berry Shino, 275,000 shares of restricted Class A Common Stock in full satisfaction of the Dispute.

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

Contractual Joint Ventures

A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, we have established four contractual joint ventures with two Chinese partners in China - Shandong Longfeng Flour Co. Ltd. and Shandong Longfeng Group Co., with percentage of ownership of 90%, 79.64%, 90% and 90% respectively. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not entitled to receive any profits and is not responsible for any losses, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the contractual joint ventures are accounted for as wholly-owned by the Company. Accordingly, the Company’s consolidated financial statements include the financial statements of the contractual joint ventures.

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

We believe that we have a reputation in China for producing some of the highest quality food products. We believe our production plants operate at the highest level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our manufacturing equipment is purchased and imported from Switzerland, Japan, and South Korea. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia, and Indonesia. We also have obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling us to begin exports of instant noodles and soybean powder to Europe. From the second quarter of the year 2006, we began export sales to Sweden and Greece.

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

Strategy

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

•	Acquire additional locations to increase our production capacity

•	Build strategic alliances with multinational food groups to enhance product range and capitalize on our China distribution network

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

Employees

On September 25, 2007, we had approximately 1,500 employees. All of our employees are located in the eight plants and the Shenzhen executive office. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2007	2006	2007	2006
Net revenue	$13,955	$12,964	$38,150	$35,604
Cost of goods sold	(11,148)	(10,442)	(30,865)	(29,056)
Gross profit	2,807	2,522	7,285	6,548
Selling and distribution expenses	(302)	(263)	(825)	(709)
General and administrative expenses	(731)	(711)	(2,025)	(4,020)
Gain (loss) on fair value adjustments to embedded derivatives	1,903	2,593	7,541	3,198
Income (loss) before income taxes and minority interest	3,695	5,217	12,677	7,219
Provision for income taxes	(491)	(427)	(1,211)	(1,061)
Net income (loss)	3,204	4,790	11,466	6,025
EBITDA*	2,346	3,093	6,331	7,798
EBITDA margin on revenue	17%	24%	17%	22%

* The Company uses EBITDA as an operating performance measure. EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense, non-cash stock-based compensation and in our case (loss) gain on fair value adjustments to embedded derivatives. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and (loss) gain on fair value adjustments to embedded derivatives and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

The following table presents reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarters of 2007 and 2006, respectively.

	Three months ended September 25,		Nine months ended September 25,
	2007	2006	2007	2006
Net income	$3,204	$4,790	$11,466	$6,025
Income tax	491	427	1,211	1,061
Interest income	(3)	(26)	(18)	(49)
Depreciation and amortization	557	495	1,213	1,639
Loss (gain) on fair value adjustments to embedded derivatives	(1,903)	(2,593)	(7,541)	(3,198)
Non-cash stock-based compensation	—	—	—	2,320
EBITDA	$2,346	$3,093	$6,331	$7,798

Nine Months Ended September 25, 2007 Compared to Nine Months Ended September 25, 2006

Net Revenue

Net revenue for the nine months ended September 25, 2007 was $38,150,000, representing an increase of $2,546,000, or 7%, from $35,604,000 for the nine months ended September 25, 2006. The increase was primarily due to the introduction of our soybean protein powder product, which accounted for approximately $ 2.4 million of the increase.

Gross Profit

As a percentage of net revenue, gross profit increased to 19% for the nine months ended September 25, 2007 from 18% for the nine months ended September 25, 2006. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $825,000 for the nine months ended September 25, 2007, representing an increase of $116,000 from $709,000 for the corresponding period of 2006. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% for the nine months ended September 25, 2007 as compared with the corresponding period in 2006. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized.

General and Administrative Expenses

General and administrative expenses decreased $1,995,000, or 50%, to $2,025,000 for the nine months ended September 25, 2007 as compared to $4,020,000 for the nine months ended September 25, 2006. The decrease was primarily due to the fact that no stock-based compensation expense was incurred in the year 2007.

Income from Operations

Income from operations increased $2,616,000, or 144%, to $4,435,000 for the nine months ended September 25, 2007 as compared to $1,819,000 for the nine months ended September 25, 2006. The increase was primarily due to the fact that no stock-based compensation expense was incurred in the year 2007 and the increase in the number of high margin export sales during 2007.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of operation. For the nine months ended September 25, 2007, the gain from variation of the fair value of these instruments was $7,541,000.

For the nine months ended September 25, 2006, the gain from changes in the fair value of these instruments was $3,198,000. The increase was primarily due to the adjustments in the price used to calculate the fair value of the derivatives as a result of the change of the trading price of our common stock on September 25, 2007 and 2006, the valuation dates used to calculate such fair value for the respective periods.

VAT Refunds

VAT refunds remained at $540,000 for the nine months ended September 25, 2007 as compared to $2,135,000 for the nine months ended September 25, 2006. During the three months ended September 30, 2007, there were no additional tax refunds received from the municipal government of China.

Net Income

Net income was $11,466,000 for the nine months ended September 25, 2007 as compared to $6,025,000 for the nine months ended September 25, 2006. Such increase was primarily due to (i) the fact that there was no stock-based compensation expense incurred in the year 2007 and (ii) the gain derived from changes in the fair value of derivative instruments.

Three Months Ended September 25, 2007 Compared to Three Months Ended September 25, 2006

Net Revenue

Net revenue for the quarter ended September 25, 2007 was $13,955,000, representing an increase of $991,000, or 8%, from $12,964,000 for the quarter ended September 25, 2006. The increase was primarily due to the introduction of our soybean protein powder product, which accounted for approximately $900,000of the increase.

Gross Profit

As a percentage of net revenue, gross profit increased to 20% for the three months ended September 25, 2007 from 19% for the three months ended September 25, 2006. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $302,000 for the quarter ended September 25, 2007, representing an increase of $39,000 or 15% from $263,000 for the corresponding quarter of 2006. The increase was primarily due to the expansion of marketing activities.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% in the quarter ended September 25, 2007 as compared with the corresponding period in 2006. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized.

General and Administrative Expenses

General and administrative expenses increased $20,000, or 3%, to $731,000 for the quarter ended September 25, 2007 as compared to $711,000 for the quarter ended September 25, 2006. The increase was primarily due to the increase in professional fees on services including fees for investor relations, legal and accounting advice.

Income (Loss) from Operations

Income from operations was $1,774,000 for the three months ended September 25, 2007 as compared to $1,548,000 for the three months ended September 25, 2006. The increase was primarily due to the increase in the number of export sales, which generate higher margins.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Preferred Stock in July 2005, together with 3,157,896 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which is non-cash in nature, resulting from changes in the fair values of these instruments is subsequently recorded in our statements of operations. For the three months ended September 25, 2007, the gain from changes in the fair value of these instruments was $1,903,000.

For the three months ended September 25, 2006, the gain from changes in the fair value of these instruments was $2,593,000. The change was primarily due to the adjustments in the price used to calculate the fair value of the derivatives as a result of the change of the trading price of our common stock on September 25, 2007 and 2006, the valuation dates used to calculate such fair value for the respective periods.

VAT Refunds

VAT refund was $0 for the quarter ended September 25, 2007 as compared to $1,036,000 for the quarter ended September 25, 2006. During the three months ended September 30, 2007, there were no additional tax refunds received from the municipal government of China.

Net Income (Loss)

Net income was $3,204,000 for the quarter ended September 25, 2007 as compared to $4,790,000 for the quarter ended September 25, 2006. Such decrease was primarily due to fact that (i) the gain derived from changes in the fair value of derivative instruments was lower and (ii) no VAT refund occurred during the quarter ended September 25, 2007.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are to purchase inventories and fund accounts receivable and capital expenditures. We have financed our working capital requirements through collections from customers and advances from related companies, together with proceeds received from financing transactions. We started a receivable collection campaign in late June with an objective of improving the debtor turnover period by 20% resulting in additional cash resources for the additional payment of deposits for wheat and soybean. This should enhance our supply chain management by averaging out the effect of the expected continued price increase in these crops.

Our working capital increased $13,962,000 to $31,517,000 at September 25, 2007 as compared to $17,555,000 at December 25, 2006, which was primarily due to (i) the increased inventory and (ii) the change in the fair value of derivative instruments.

Cash and cash equivalents were $3,740,000 as of September 25, 2007, a decrease of $6,536,000 from December 25, 2006. Net cash used in operating activities for the nine months ended September 25, 2007 was $7,534,000, which was primarily due to (i) additional deposits and prepayments of $5,079,000 paid to suppliers for wheat and soybean in order to secure additional supplies in anticipation of prices increase; (ii) increase in inventories of $8,343,000 for the growth of business.

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

As of September 25, 2007, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$400	$3,162	$3,162	$3,438	$—	$—	$10,162
Pre-determined annual fee charged by joint venture partners	28	113	113	113	113	3,823	4,303
Total	$428	$3,275	$3,275	$3,551	$113	$3,823	$14,465

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
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

Although the majority of productive assets in the PRC are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations, in China will not become subject to the risk of nationalization.

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

All of our assets are located in China. In addition, all of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

•	Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

•	Original actions brought in China relating to liabilities against non-residents or us based upon the securities laws of the United States or any state.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

•	Government involvement

•	Level of development

•	Growth rate

•	Control of foreign exchange; and

•	Allocation of resource

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

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

•	Changes in the rate or method of taxation

•	Imposition of additional restrictions on currency conversion and remittances abroad

•	Reduction in tariff or quota protection and other import restrictions; and

•	Changes in the usage and costs of state-controlled transportation services

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 25, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 25, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

On August 15, 2007, the Company entered into the Settlement Agreement and General Release (the “Agreement”) dated August 15, 2007 by and between the Company and Berry Shino Securities, Inc. (“Berry Shino”) pursuant to which the parties agreed to resolve a dispute relating to the alleged failure of the Company to pay in full for services rendered by Berry Shino in connection with a private placement of the Company’s securities in 2003 (the “Dispute”). The parties entered into the Agreement to resolve the Dispute without litigation and its attendant costs and without admission of liability by the Company.

In accordance with the terms of the Agreement, the Company agreed to issue to Berry Shino, 275,000 shares of restricted Class A Common Stock (the “Settlement Amount”) in full satisfaction of the Dispute. In exchange for the Settlement Amount, Berry Shino agreed to not pursue any claims against the Company and irrevocably and completely released and discharged the Company, its present or former affiliates, subsidiaries, parents, directors, officers, shareholders, employees and representatives, and their respective successors and assigns (the “Releasees”) from, and waived, any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, complaints, covenants, contracts, controversies, agreements, promises, damages, judgments, claims, counterclaims, demands, losses and other liabilities whatsoever, in law or equity, which Berry Shino, its directors, officers, employees, agents and representatives, and their respective successors and assigns, ever had, now has, or hereafter can, shall or may have for, upon or by reason of any matter, cause or thing whatsoever from the beginning of the world to August 15, 2007, whether presently known or unknown, asserted or unasserted, against any Releasee, including, without limitation, any and all claims arising out of, related to, or connected with the Dispute.

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

NEW DRAGON ASIA CORP.

Dated: November 6, 2007	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: November 6, 2007	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer