Form 10-K
period 2007-12-25
NEW DRAGON ASIA CORP
filed 2008-03-14
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 25, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 25, 2007 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $35 million.

As of March 9, 2008, there were 56,071,947 shares of Class A Common Stock outstanding.

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

Availability of SEC Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s reports filed with the SEC, free of charge, on our website at http://www.newdragonasia.com.

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

Our product breakdown for the year ended December 25, 2007 was approximately 55% for flour products, 28% for instant noodles and 17% for soybean products.

	2007	2006	2005
	(In thousands)
Net revenue:
Instant noodles	$15,262	$15,799	$15,353
Flour	30,903	30,263	28,827
Soybean	9,573	7,377	--
	$55,738	$53,439	$44,180

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

Our domestic distribution system is the key to its continued success in developing “Long Feng” as one of the leading brands in China. We have more than 200 points of distribution, of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products. During 2007, sales in China accounted for 95% of our instant noodle sales.

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

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the Company to begin exports of instant noodles and soybean powder to Europe. From the second quarter of the year, we began export sales to Sweden and Greece. During 2007, export sales accounted for approximately 5% of our instant noodle sales.

We also receive orders for flour from certain KFC Corporation (“KFC”) locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the positive brand reputation and quality of Long Feng as well as the Company’s commitment to maintaining international quality standards.

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

STRATEGY

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

-	acquire additional locations to increase our production capacity; and
-	build strategic alliances with multinational food groups to enhance product range and capitalize on our China distribution network.

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

CUSTOMERS

We have approximately 560 customers for our products. None of our customers individually accounts for more than 5% of our revenue. We source our wheat and soybean from approximately 50 suppliers. None of the suppliers individually accounts for more than 5% of our purchases. Historically, our fourth quarter revenue is much higher than the other three quarters due to preparations for the Chinese New Year holiday, which begins in February.

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

We have never declared or paid any dividends on our Class A Common Stock

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

We are controlled by our major shareholder

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

The noodle, flour and soybean product markets in the PRC are highly competitive. Competition in these markets takes many forms, including the following:

-	establishing favorable brand recognition;
-	developing products sought by consumers;
-	implementing appropriate pricing;
-	providing strong marketing support; and
-	obtaining access to retai1 outlets and sufficient shelf space.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government has taken measures to curb this excessively expansive economy. These measures include restrictions on the availability of domestic credit, reducing the purchasing capability of certain of our customers, and limited re-centralization of the approval process for purchases of some foreign products. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our manufacturing operations.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including:

-	government involvement;
-	level of development;
-	growth rate;
-	control of foreign exchange; and
-	allocation of resources.

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

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by:

-	changes in the rate or method of taxation;
-	imposition of additional restrictions on currency conversion and remittances abroad;
-	reduction in tariff or quota protection and other import restrictions; and
-	changes in the usage and costs of state-controlled transportation services.

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

The legal authorities in China are in the process of evaluating existing tax and fee benefits provided to foreign investors and companies; these benefits may be reduced or eliminated, which may cause expenses to rise impacting margins and net income.

The legal authorities are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there are going to be changes that substantially reduce or eliminate many, if not all, of the tax and other governmental fee advantages that have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

The discontinuation of the preferential tax treatment currently available to our Chinese subsidiaries might adversely affect our results of operations.

Our Chinese operating subsidiaries are subject to the People's Republic of China Enterprise Income Tax Law Concerning Foreign-Invested Enterprises and Foreign Enterprises. Under this law and its related regulations, our Chinese subsidiaries as foreign-invested enterprises, are generally subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax) through 2007, and 25% from January 1, 2008 under the new tax law described below. However, as manufacturing foreign invested enterprises, our Chinese subsidiaries enjoyed “two-year exemption, three-year 50% reduction” preferential tax treatment from their first profitable year. However, under the new tax law, a new manufacturing foreign-invested enterprise established after March 16, 2007 will not be entitled to such preferential tax treatment anymore.

On March 16, 2007, the National People’s Congress of the People's Republic of China passed the People's Republic of China Enterprise Income Tax Law, which was effect as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually be subject to the new tax rate over a five-year transition period starting from the effectiveness date of the new law. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, to be set out in more detailed implementing rules to be adopted in the future.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our Class A Common Stock is traded on the American Stock Exchange under the symbol NWD. The high and low sale prices of the Class A Common Stock as reported on AMEX for the periods indicated are set forth on the table below.

	PRICE RANGE OF COMMON STOCK
	HIGH	LOW

Year Ended December 25, 2006:
First Quarter	$2.66	$1.38
Second Quarter	$2.27	$1.23
Third Quarter	$1.75	$1.20
Fourth Quarter	$2.02	$1.22

Year Ended December 25, 2007:
First Quarter	$1.83	$1.52
Second Quarter	$1.49	$1.19
Third Quarter	$1.20	$0.94
Fourth Quarter	$1.59	$0.90

SHAREHOLDERS

As of March 9, 2008, there were 56,071,947 shares of our Class A Common Stock outstanding and we had approximately 5,000 shareholders of record. American Stock Transfer & Trust Company is the registrar and transfer agent for our Class A Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered sales of equity securities during the fiscal year ended December 25, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

None

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 25, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,000,000	(1)	$1.765	—
Equity compensation plans not approved by security holders	—		—	—
Total	8,000,000		$1.765	—

(1) Represents options to purchase 8,000,000 shares of our common stock issued to Peter Mak pursuant to individual compensation arrangements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for the years ended December 25, 2007, 2006 and 2005. The selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	YEARS ENDED DECEMBER 25,
	2007	2006	2005
	(in thousand, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$55,738	$53,439	$44,180
Operating expenses:
Selling and distribution	(1,279)	(1,045)	(721)
General and administrative
(including stock-based compensation of $8,140 for 2006)	(2,606)	(10,908)	(2,358)
Income (loss) from operations	6,426	(1,918)	4,950
Gain (loss) on fair value adjustments to embedded derivatives	8,412	(1,434)	(4,064)
Income/(loss) before tax and minority interests	16,083	(813)	3,240
Net income/(loss)	14,115	(2,604)	1,747
Income (loss) available to common stockholders	11,900	(5,361)	1,106
Earnings per common share
Basic	0.22	(0.10)	0.02
Diluted	0.21	(0.10)	0.02
Weighted average common shares outstanding:
Basic	54,109	51,485	46,051
Diluted	55,519	51,485	46,949

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$3,646	$10,276	$14,332
Total assets	81,420	69,508	57,421
Total stockholders’ equity	62,322	44,012	33,999

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called LONG FENG, we market our well-established product line through a countrywide network of more than 200 key distributors and 16 regional offices in 27 Chinese provinces. We have eight manufacturing plants in the PRC with an aggregate production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of soybean powder.

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

ESTABLISHMENT AND ACQUISITIONS

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited, a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the year ended December 25, 2007, the Company has spent approximately $1.09 million on the construction at the new plant and has committed further capital expenditure of $1.23 million for the completion of the plant, which is scheduled to complete in 2009.

YEAR ENDED DECEMBER 25, 2007 COMPARED TO YEAR ENDED DECEMBER 25, 2006

Selected Information from the Consolidated Statements of Operations (in thousands)

	For the years ended December 25,
	2007	2006

Net revenue	$55,738	$53,439
Cost of goods sold	(45,427)	(43,404)
Selling and distribution expenses	(1,279)	(1,045)
General and administrative expenses
(including stock-based compensation of $8,140 for 2006)	(2,606)	(10,908)
Gain (loss) on fair value adjustments to embedded derivatives	8,412	(1,434)
VAT refund	952	2,328
Net income/(loss)	14,115	(2,604)
EBITDA *	9,340	10,173
EBITDA margin on revenue	17%	19%

* The Company uses EBITDA as an operating performance measure. EBITDA is defined as net earnings (loss) before interest, income taxes, depreciation and amortization expense and in our case (Loss) gain on fair value adjustments to embedded derivatives. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense, the provision (benefit) for income taxes and (loss) gain on fair value adjustments to embedded derivatives and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Net Revenue

Net revenue for the year ended December 25, 2007 was $55.74 million, an increase of $2.3 million, or 4.30%, as compared to $53.44 million for the prior year.

The increase was due to the growth in market demand principally for soybean products, which increased from $7.38 million in 2006 to $9.57 million in 2007. The selling prices for all our products remained stable.

Cost of goods sold

For the year ended December 25, 2007, cost of goods sold was $45.43 million, an increase of $2.03 million, or 4.70%, as compared to $43.40 million for 2006. The increase was primarily due to the growth of our soybean products business and the slight increase of raw material cost.

For the year ended December 25, 2007, as a percentage of revenue, cost of goods sold increased slightly to 81.50% as compared to 81.22% for that of the prior year. For the year ended December 25, 2007, gross margin decreased slightly to 18.50% as compared to 18.78% for the prior year.

Selling and distribution expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2007, selling and distribution expenses increased 21.90% to $1.28 million from $1.05 million in 2006. The increase was primarily due to the expansion of marketing activities and the higher levels of travel expense and related headcount increases.

General and administrative expenses

For the year ended December 25, 2007, general and administrative expenses decreased $8.30 million to $2.61 million from $10.91 million of 2005. The decrease was primarily due to the fact that stock-based compensation expense of $8.1 million in 2006 was zero in 2007. Our general and administrative expenses expense returned to normal level without the stock compensation expense.

Gain/(loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the year ended December 25, 2007, the gain in this regard was $8.41 million. For the corresponding period of 2006, the loss in this regard was $1.43 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT refund

VAT refund decreased $1.38 million to $0.95 million for the year ended December 25, 2007 as compared to $2.33 million for the year ended December 25, 2006. This primarily represents less tax refund from the municipal government during the current year.

Net income/(loss)

For the year ended December 25, 2007, net income was $14.12 million, or $0.22 per share, an increase of $16.72 million, or 643.08% as compared to net loss of $2.60 million for 2006. As a percentage of revenue, net income was 25.33% for the year ended December 25, 2007 as compared to the net loss of 4.87% for that of the prior year. The increase was primarily due to the fact that stock-based compensation decreased by $8.1 million for 2007 and the gain on fair value adjustments to embedded derivatives was $9.85 million higher than the loss of $1.43 million in 2006 offset by the other factor above.

EBITDA

EBITDA decreased $0.83 million, or 8.16%, to $9.34 million for the year ended December 25, 2007 as compared to $10.17 million for the year ended December 25, 2006. Such decrease was primarily due to a lower VAT refund received from the municipal government of China.

For the year ended December 25, 2007, as a percentage of revenue, EBITDA margin slightly decreased to 17% as compared to 19% of the year ended December 25, 2006.

YEAR ENDED DECEMBER 25, 2006 COMPARED TO YEAR ENDED DECEMBER 25, 2005

Selected Information from the Consolidated Statements of Operations (in thousands)

	For the years ended December 25,
	2006	2005

Net revenue	$53,439	$44,180
Cost of goods sold	(43,404)	(36,151)
Selling and distribution expenses	(1,045)	(721)
General and administrative expenses
(including stock-based compensation of $8,140 for 2006)	(10,908)	(2,358)
Gain (loss) on fair value adjustments to embedded derivatives	(1,434)	(4,064)
VAT refund	2,328	2,158
Net income/(loss)	(2,604)	1,747
EBITDA	10,173	8,659
EBITDA margin on revenue	19%	20%

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

For the year ended December 25, 2006, selling and distribution expenses increased 45.83% to $1.05 million from $0.72 million in 2005. The increase was primarily due to the expansion of marketing activities and higher amounts of travel expenses and related headcount increases.

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

EBITDA

EBITDA increased $1,514,000, or 17,48%, to $10,173,000 for the year ended December 25, 2006 as compared to $8,659,000 for the year ended December 25, 2005. Such increase was consistent with our business growth.

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

Anti-dilution
In the event the Company issues, at any time while Preferred Stock are still outstanding, Common Stock or any type of securities giving rights to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

In the event the Company issues, at any time while Preferred Stock are still outstanding, Common Stock or any type of securities giving rights to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

As of December 25, 2007, the Company had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$3,590	$3,070	$2,774	$—	$—	$—	$9,434
Pre-determined annual fee charged by joint venture partners	118	118	118	118	118	3,886	4,476
Total	$3,708	$3,188	$2,892	$118	$118	$3,886	$13,910

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
$9,434

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

The Company’s working capital increased $18.65 million to $36.21 million at December 25, 2007 as compared to $17.56 million at December 25, 2006. The increase was primarily due to (i) the increased inventory and (ii) the change in the fair value of derivative instruments.

Cash and cash equivalents were $3.65 million as of December 25, 2007, a decrease of $6.63 million as compared to the balance at December 25, 2006 of $10.28 million. Net cash used by operating activities for the year ended December 25, 2007 was $8.94 million, as compared to $2.49 million net cash provided for the year ended December 25, 2006. The decrease was primarily due to (i) additional deposits and prepayments of $5,597,000 paid to suppliers for wheat and soybean in order to secure additional supplies and (ii) increase in inventories of $10,452,000 in anticipation of price increases. Net cash used by investing activities for the year ended December 25, 2007 was $1.35 million, as compared to $ 9.36 million for the year ended December 25, 2006. The decrease was primarily due to the fact that no new business establishment and acquisition was incurred in 2007. Net cash provided by financing activities of $1.21 million for the year ended December 25, 2006, as compared to $0.90 million for the year ended December 25, 2006 was primarily the net balance due to the parent company. The Company believes that it has enough cash available and expects to have enough income from operations to operate for the next 12 months.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe we will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We may be exposed to changes in financial market conditions in the normal course of business. We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our Series A and B Preferred Stock creates a fluctuation risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock and the time to expiration of the derivatives related to the conversion features and the warrants. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market price increases the value of the derivative creating losses in our income statements and decreases in the stock’s market price reduce the value of the derivatives creating gains in our income statements. Unless our share price significantly rises, the fair value of the derivatives will continue to reduce as shares of our preferred stock are converted. The current derivatives outstanding related to the preferred shares and expire by the end of 2010.

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of exchange rate is considered minimal to our business operations.. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the our net assets and income derived from its operations in the PRC.

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

Credit Risk

We have not experienced significant credit risk as most of our customers are long-term customers with outstanding payment records. Our receivables are regularly monitored by our credit manager.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets as of December 25, 2007 and 2006.
3.	Consolidated Statements of Operations for each of the three years in the period ended December 25, 2007, 2006 and 2005.
4.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 25, 2007, 2006 and 2005.

5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2007, 2006 and 2005.
6.	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, in August 2004, we engaged a consulting firm to assist our management in evaluating and strengthening our internal control over financial reporting with the objective of full compliance with the Sarbanes-Oxley Act of 2002. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were not effective. We have identified the following material weakness:

-	absence of written audit program of the Internal Audit Department and shortage of internal audit staff;
-	absence of Whistleblower Policy and Procedures; and
-	absence of related party transaction control system.

Remediation of Material Weaknesses

We have started to formulate a program, which we believe will finish at the end of 2008 and will remedy the material weaknesses described above. The program includes (i) a series of education sessions for our staff with the objective of helping them to understand the meaning and value of a whistleblower policy and procedures, and (ii) recruitment of a competent head internal auditor to develop an internal audit program.

We are reviewing and revising our internal accounting policies and procedures, increasing the training of our accounting personnel in the application of U.S. GAAP, and, as appropriate, expanding the resources allocated to our internal audit department, including hiring new personnel experienced in the financial reporting and the financial control function. We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take several months. Our principal executive officer will monitor the remediation process to ensure that we address all material weaknesses and that our internal controls system is strengthened.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 25, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning each of our directors continuing in office and each of our current executive officers:

NAME	AGE	POSITION	DIRECTOR SINCE
Heng Jing Lu	56	Chairman	2003
Li Xia Wang	49	Director and Chief Executive Officer	2003
Ling Wang	43	Director and Vice President	2003
Zhi Yong Jiang	41	Independent Non-Executive Director	2003
De Lin Yang	53	Independent Non-Executive Director	2003
Qi Xue	55	Independent Non-Executive Director	2003
Feng Ju Chen	52	Independent Non-Executive Director	2004
Peter Mak	46	Chief Financial Officer	N/A

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

Ms. Li Xia Wang, director and Chief Executive Officer of the Company, graduated from The Shandong Institute of Economics in accounting and is a PRC qualified accountant. She joined the Longkou Oil & Grain Group Company in 1980 where she has remained, her last position being Deputy General Manager. She has over 20 years of extensive experience in the field of finance and accounting. She became a director of the Company on December 15, 2003, and its Chief Executive Officer in 2004.

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

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code covers compliance with law, fair and honest dealings with the Company, with competitors and with others, fair and honest disclosure to the public, and procedures for compliance with the Code. You can obtain a copy of the Code by sending a written request to the attention of Mr. Peter Mak, Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating Committee and an Audit Committee.

Compensation Committee.   The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Our Compensation Committee consists of Qi Xue, Feng Ju Chen and Zhi Yong Jiang. Compensation decisions during the fiscal year ended December 25, 2007 were made by all of the directors of the Committee. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

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

Audit Committee.   The Audit Committee operates under a written charter. The Audit Committee consists of three directors, Qi Xue, Zhi Yong Jiang and Feng Ju Chen, each of whom meets the independence requirements and standards currently established by the American Stock Exchange and the SEC. In addition, the Board of Directors has determined that Mr. Qi Xue is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the American Stock Exchange. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviewing the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approving audit and non-audit services to be performed by the auditors and related fees. The Audit Committee also oversees the performance of the Company’s internal audit and compliance functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Based on Company records and other information, we believe that all SEC filing requirements applicable to our directors and executive officers were complied with for the fiscal year ended December 25, 2007.

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

The following table sets forth the cash and other compensation paid by us in 2007 to all individuals who served as our chief executive officer and chief financial officer, who we collectively refer to as the named executive officers (“NEOs”). No other executives received total compensation greater than $100,000 in 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(i)		Total ($)
Li Xia Wang (ii) Chief Executive Officer and Director	2007 2006	20,000 20,000	— —		20,000 20,000
Peter Mak (iii) Chief Financial Officer	2007 2006	180,000 180,000	— 8,140,000(iv	)	180,000 8,320,000

(i) Amount reflects the compensation cost for the fiscal years ended December 25, 2007 and 2006, of the named executive officer’s options to purchase shares of our common stock, calculated in accordance with SFAS 123R. See Note 15 to the Company’s audited financial statements for the fiscal year ended December 25, 2007, included in Item 8 of this Annual Report for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of these equity awards.

(ii) Li Xia Wang was promoted to CEO of the Company in 2004. She is a Chinese national. Her annual base salary is $20,000.

(iii) Peter Mak joined the Company as CFO in 2004. He is a Hong Kong expatriate. His annual base salary is $180,000.

(iv) On January 20, 2006, the Company and Mr. Mak further amended the Employment Agreement by entering into a second Supplementary Agreement (the “Second Employment Supplement,” and the Employment Agreement as supplemented by the Employment Supplement and the Second Employment Supplement, the “Supplemented Employment Agreement”) in order to further extend the contractual terms of his employment to December 31, 2008. Pursuant to the terms of the Second Employment Supplement, Mr. Mak was granted additional options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $1.60 per share. Upon issuance, such options were fully vested and immediately exercisable. As of January 29, 2007 none of the options have been exercised. Mr. Mak may exercise the options without tendering cash consideration by surrendering shares then issuable upon exercise of the options having a fair market value on the date of exercise equal to the aggregate exercise price of the exercised options. On December 13, 2006, the Company and Mr. Mak entered into an Option Agreement whereby the Company granted options to purchase up to 6,000,000 shares of Common Stock, which options are fully vested on the same day, at an exercise price of $1.82 per share. Mr. Mak may exercise the options without tendering cash consideration by surrendering shares then issuable upon exercise of the options having a fair market value on the date of exercise equal to the aggregate exercise price of the exercised options.

Grants of Plan-Based Awards

Name	Grant Date	Approval Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)		Grant Date Fair Market Value of a Share ($/Sh)
Li Xia Wang	—	—	—			—		—		—
Peter Mak	January 20, 2006 December 13, 2006	January 20, 2006 December 19, 2006 (2)	2,000,000 6,000,000	(1) (3)	$ $	1.60 1.82	$ $	2,320,000 5,820,000	$ $	1.16 0.97	(4) (4)

(1) Options to purchase up to 2,000,000 shares of common stock

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

(3) Options to purchase up to 6,000,000 shares of common stock.

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

(4) Determination of Grant Date Fair Value.

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

Outstanding Equity Awards At Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Li Xia Wang	—	—
Peter Mak	2,000,000	—	$1.60	January 20, 2012
	6,000,000	—	$1.82	December 13, 2016

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

EMPLOYMENT CONTRACTS

We have an Employment Contract with Mr. Peter Mak, our Chief Financial Officer. Mr. Mak is entitled to an annual compensation of US$180,000 per year until December 31, 2008 and under the agreement he has been granted stock options to acquire 400,000 shares of Class A Common Stock at an exercise price of $1.00 per share, 600,000 shares of Class A Common Stock at an exercise price of $1.20 per share, 2,000,000 shares of Class A Common Stock at an exercise price of $1.60 per share and 6,000,000 shares of Class A Common Stock at an exercise price of $1.82 per share. During the year ended December 25, 2007, Mr. Mak had not exercised any options to purchase Class A Common Stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 9, 2008, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 9, 2008, there were 56,071,947 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
New Dragon Asia Food Ltd. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048	28,323,954	50.51%
Heng Jing Lu† Chairman	28,323,954(1)	50.51%
Peter Mak† Chief Financial Officer	8,000,000(2)(3)	12.49%
Li Xia Wang† Chief Executive Officer and Director	-0-	*
Ling Wang† Director and Vice President	-0-	*
Zhi Yong Jiang† Director	-0-	*
De Lin Yang† Director	-0-	*
Qi Xue† Director	-0-	*
Feng Ju Chen† Director
All Directors and Executive Officers (8 people)	36,323,954	56.69%

* Less than one percent.

† Address of referenced person is c/o New Dragon Asia Corp. Suite 2808, International Chamber of Commerce Tower, Fuhua Three Road, Shenzhen, PRC 518048.

(1) Represents shares owned by New Dragon Asia Food Ltd. Mr. Heng Jing Lu, our Chairman, is the holder of record and beneficial holder of 100% of the equity interests of New Dragon Asia Food Ltd.

(2) Includes shares underlying options fully exercisable for up to 2,000,000 shares at an exercise price of $1.60 per share granted on January 20, 2006.

(3) Includes shares underlying options fully exercisable for up to 6,000,000 shares at an exercise price of $1.82 per share pursuant to an option granted on December 13, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. For a summary of certain related party transactions, please refer to Note 17 of the Consolidated Financial Statements under the heading “Related Party Transactions” for significant details. The comprehensive summary of information required by Item 13 is set forth in our Proxy Statement under the caption “certain relationships and related transactions” and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has selected Grobstein, Horwath & Company LLP as our independent accountants for the fiscal year ending December 25, 2007. Grobstein, Horwath & Company LLP was our independent accounting firm for the fiscal year ended December 25, 2006.

Public Accountants’ fees

For fiscal years ended December 25, 2007 and 2006, fees for services provided by Grobstein, Horwath & Company LLP were as follows:

	2007	2006
Audit Fees	$204,545	$138,000
Audit Related Fees	$0	$100,500
Tax Fees	$8,000	$5,000
All other fees	$0	$0

Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, the review of quarterly financial statements, and the preparation of statutory and regulatory filings. Audit-Related Fees relate to professional services rendered in connection with accounting consultations relating to SEC reviews on filings. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions.

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

10.14
Settlement Agreement and General Release between New Dragon Asia Corp and Berry-Shino Securities Inc., dated August 15, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 15, 2007).

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

Dated: March 14, 2008	By:	/s/ Li Xia Wang
		Name:	Li Xia Wang
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2008	By:	/s/ Heng Jing Lu
		Name:	Heng Jing Lu
		Title:	Chairman

Dated: March 14, 2008	By:	/s/ Peter Mak
		Name:	Peter Mak
		Title:	Chief Financial Officer

Dated: March 14, 2008	By:	/s/ Ling Wang
		Name:	Ling Wang
		Title:	Director

Dated: March 14, 2008	By:	/s/ De Lin Yang
		Name:	De Lin Yang
		Title:	Director

Dated: March 14, 2008	By:	/s/ Zhi Yong Jiang
		Name:	Zhi Yong Jiang
		Title:	Director

Dated: March 14, 2008	By:	/s/ Qi Xue
		Name:	Qi Xue
		Title:	Director

Dated: March 14, 2008	By:	/s/ Feng Ju Chen
		Name:	Feng Ju Chen
		Title:	Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 25, 2007 and 2006	F-3

Consolidated Statements of Operations for each of the three years in the period ended December 25, 2007, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 25, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 25, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 11, 2008

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2007	December 25, 2006
ASSETS

Current assets:
Cash and cash equivalents	$3,646	$10,276
Accounts receivable, net	9,223	8,835
Deposits and prepayments, net	12,183	6,586
Inventories, net	22,050	11,598
Due from related companies	913	857
Total current assets	48,015	38,152

Property, machinery and equipment, net	25,986	24,248
Land use rights, net	7,294	6,983
Goodwill	125	125
Total assets	$81,420	$69,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,982	$2,723
Other payables and accruals	2,765	3,255
Taxes payable	3,530	3,453
Due to related companies	36	28
Embedded derivatives at fair value	2,493	11,138
Total current liabilities	11,806	20,597

Due to New Dragon Asia Food Limited	1,405	317
Due to joint venture partners	272	102
Total liabilities	13,483	21,016
Minority interests	294	276
Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares – 5,000,000 Issued and outstanding – 9,434 shares and 10,162 shares at December 25, 2007 and 2006, respectively	5,321	4,204

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares – 102,000,000 Issued and outstanding – 55,195,385 in 2007 and 53,614,723 in 2006	5	5
Class B Common Stock, $0.0001 par value: Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	29,982	28,411
Retained earnings	24,568	12,668
Accumulated other comprehensive income	7,767	2,928
Total stockholders’ equity	62,322	44,012
Total liabilities and stockholders’ equity	$81,420	$69,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 25,
	2007	2006	2005

Net revenue	$55,738	$53,439	$44,180
Cost of goods sold	(45,427)	(43,404)	(36,151)
Gross profit	10,311	10,035	8,029
Operating expenses:
Selling and distribution expenses	(1,279)	(1,045)	(721)
General and administrative expenses	(2,606)	(10,908)	(2,358)
Income/(loss) from operations	6,426	(1,918)	4,950
Other income (expense):
Other income	252	144	186
Interest income	41	67	10
Gain (loss) on fair value adjustments to embedded derivatives	8,412	(1,434)	(4,064)
VAT refund	952	2,328	2,158
Income/(loss) before income taxes and minority interests	16,083	(813)	3,240
Provision for income taxes	(1,968)	(1,657)	(1,487)
Income/(loss) before minority interests	14,115	(2,470)	1,753
Minority interests	—	(134)	(6)
Net income/(loss)	$14,115	$(2,604)	$1,747
Accretion of redeemable preferred stock	(1,512)	(1,882)	(454)
Preferred stock dividends	(703)	(875)	(187)
Income (loss) available to common stockholders	$11,900	$(5,361)	$1,106

Earnings per common share
Basic	$0.22	$(0.10)	$0.02
Diluted	$0.21	$(0.10)	$0.02
Weighted average number of common shares outstanding
Basic	54,109	51,485	46,051
Diluted	55,519	51,485	46,949

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in the thousands)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
Balance at December 25, 2004	45,061	4	9,909	-	16,922	-	26,835	-
Net income	-	-	-	-	1,747	-	1,747	1,747
Accretion of redeemable preferred stock					(454)		(454)
Preferred stock dividends					(187)		(187)
Stock-based compensation expense	-	-	105	-	-	-	105	-
Foreign currency translation adjustment	-	-	-	-	-	798	798	798
Preferred stock issuance cost	-	-	565	-	-	-	565	-
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	2,039	0.5	2,611	-	-	-	2,611.5	-
Exercise of warrants	2,222	0.5	2,025	-	-	-	2,025.5	-
Receivable from stockholder	-	-	-	(49)	-	-	(49)	-
Balance at December 25, 2005	49,322	$5	$15,216	$(49)	$18,029	$798	$33,999	$2,545
Net income	-	-	-	-	(2,604)	-	(2,604)	(2,604)
Write off receivable from stockholder	-	-	-	49	-	-	49
Accretion of redeemable preferred stock	-	-	-	-	(1,882)	-	(1,882)
Preferred stock dividends					(875)		(875)
Stock-based compensation expense	-	-	8,140	-	-	-	8,140	-
Foreign currency translation adjustment	-	-	-	-	-	2,130	2,130	2,130
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	3,292	-	3,935	-	-	-	3,935	-
Exercise of stock option	1,000	-	1,120	-	-	-	1,120	-
Balance at December 25, 2006	53,614	$5	$28,411	$-	$12,668	$2,928	$44,012	$(474)
Net income	-	-	-	-	14,115	-	14,115	14,115
Accretion of redeemable preferred stock	-	-	-	-	(1,512)	-	(1,512)
Preferred stock dividends					(703)		(703)
Foreign currency translation adjustment	-	-	-	-	-	4,839	4,839	4,839
Class A Common Stocks issued to Berry Shino for dispute resolution	275	-	269	-	-	-	269	-
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	1,306	-	1,302	-	-	-	1,302	-
Balance at December 25, 2007	55,195	$5	$29,982	$-	$24,568	$7,767	$62,322	$18,954

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$14,115	$(2,604)	$1,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	272	83	250
Provision for inventory reserve	20	—	—
Depreciation and amortization of land use rights	1,889	1,613	1,266
Loss (gain) on sale of machinery and equipment	20	—	5
Loss (gain) on fair value adjustments to embedded derivatives	(8,412)	1,434	4,064
Minority interests	—	134	6
Stock-based compensation expense	—	8,140	105
Non-cash service payment	269	—	—
Changes in operating assets and liabilities:
Accounts receivable	(660)	(2,340)	(351)
Deposits and prepayments	(5,597)	(1,616)	(3,450)
Inventories	(10,472)	(3,968)	(3,640)
Due from related companies	(20)	(178)	504
Accounts payable	259	14	—
Other payables and accruals	(494)	774	316
Taxes payable	77	1,599	363
Due to related companies	—	(598)	(233)
Net cash provided by (used in) operating activities	(8,734)	2,487	952

Cash flows from investing activities:
Acquisition of Chengdu Plant	—	(2,414)	—
Proceeds from sale of property, machinery and equipment	49	—	22
Purchases of property, machinery and equipment	(1,603)	(5,129)	(3,395)
Purchases of land use rights	—	(2,084)	(273)
Minority interest	—	266	—
Net cash provided by (used in) investing activities	(1,554)	(9,361)	(3,646)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	15,500
Payments of issuance costs related to preferred stock	—	(58)	(1,218)
Preferred Stock Dividends	(49)	(387)	(30)
Proceeds from parent company	1,088	—	—
Repayment to parent company	—	180	(166)
Repayment to joint venture partners	170	48	(56)
Proceeds from exercise of warrants	—	—	1,977
Proceeds from exercise of stock options	—	1,120	—
Net cash provided by (used in) financing activities	1,209	903	16,007
Foreign currency translation adjustment	2,449	1,915	800
Net increase (decrease) in cash and cash equivalents	(6,630)	(4,056)	14,113
Cash and cash equivalents at the beginning of the period	10,276	14,332	219
Cash and cash equivalents at the end of the period	$3,646	$10,276 $	14,332

Non-cash Investing and Financing Activities

Conversion of preferred stock to common stock	$730	$3,438	$2,611

Dividend payments on preferred stock in form of common stock	$678	$277	$72

Supplemental disclosure of cash flows information:

Income taxes paid	$1,274	$3	$1,865

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

(a) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded as 100% owned by the Company. The annual fee has been charged to General and Administrative Expenses for the years ended December 25, 2007, 2006 and 2005.

(b) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company. The annual fees have been charged to General and Administrative Expenses for the years ended December 25, 2007, 2006 and 2005.

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

The consolidated financial statements for the year ended December 25, 2005 included in this report have previously been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A & B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A & B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants. The Company filed Form 10K/A with the SEC on November 30, 2006 restating the year ended December 25, 2005. For further details, consult that filing.

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

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers.

All of the Company’s sales made in Mainland China are subject to the Mainland Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Company on purchases (“input VAT”).

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses for all periods presented. For the year ended December 25, 2007, 2006 and 2005, shipping and handling costs were all related to exports of noodle and included in selling expenses amounting to $937, $681 and $297.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. On our financial statements for the year ended December 25, 2007 and 2006, we have recorded the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “(Loss) gain on fair value adjustments to embedded derivatives.”

The consolidated statements of operations for the years ended December 25, 2007 and 2006 and 2005 included in this report have reflected additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of Series A & B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to our Series A & B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by us and associated warrants.

We have determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statements of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. Our common stock price ranged from a low of $0.90 to a high $1.59 during last six months of 2007. We were required to report a change of $8,412 as a gain on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2007 and a loss of $1,434 for 2006 and a loss of $4,024 for 2005.

Financial instruments

The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, other payables and accruals approximate their fair values because of their nature and respective duration. The Company accounts for its embedded derivatives at their fair values at each reporting period.

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company provides for an allowance for doubtful accounts for those third party trade accounts that are not collected within one year.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. Such losses historically have not been significant and have been within management’s expectations. To reduce credit risk, the Company performs periodic credit valuations of its customers.

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

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company believes no permanent impairment has occurred as of December 25, 2007.

Land use rights

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives ranging from 27 to 50 years.

Goodwill and other intangible assets impairment

In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No event has occurred that would trigger an impairment assessment of the Company’s intangible assets with finite lives as of December 25, 2007.

In addition, under these standards, goodwill is not amortized, but rather is subject to an annual impairment test. The carrying value of the Company’s goodwill is evaluated annually. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) or fair market value to its carrying value. If the carrying value exceeds the equity valuation, the goodwill is deemed impaired. The equity valuation is based on historical data and management estimates of future cash flow. Since the estimates are forward looking, actual results could differ materially from those used in the valuation process. At December 25, 2007 the Company had goodwill of $125 related to the acquisition of Delta Link Ltd in 2006 and will be subject to annual evaluation.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, Accounting for Uncertainty in Tax Positions.

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

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars. The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year. At December 25, 2007, the revenues and expenses of the Company were translated to U.S. dollars based on an average rate of US$1.00 = RMB 7.6149 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB 7.3261. The foreign currency translation adjustment of $7,767, $2,928 and $798 have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income for 2007, 2006 and 2005.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 6,447dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the twelve months ended December 25, 2007 were excluded from the calculation of diluted gain per share since their effect would have been anti-dilutive. Approximately 7,254 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the twelve months ended December 25, 2006 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive. Approximately 10,353 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the twelve months ended December 25, 2005 were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the twelve months ended December 25, 2007, 2006 and 2005 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. For the year ended December 25, 2006 the options and warrants were anti dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Year Ended December 25,
	2007			2006			2005
		Weighted			Weighted			Weighted
	Income(Loss)	Average Shares	Per-Share	Income(Loss)	Average Shares	Per-Share	Income (Loss)	Average Shares	Per-Share
Earnings per share – basic

Income available to common stockholders	$11,900	54,109	$0.22	$(5,361)	51,485	$(0.10)	$1,106	46,051	$0.02
Effect of dilutive securities
Redeemable Convertible Preferred Stock	—	—		—	—		—	—
Options and Warrants	—	1,410		—	—		—	898
Earnings per share – diluted
Eliminate underscore
Income available to common stockholders	$11,900	55,519	$0.21	$(5,361)	51,485	$(0.10)	$1,106	46,949	$0.02

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options existing prior to the adoption during the period.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effect now but believe we will only have a reclassification of minority interest to our stockholder’s equity section the balance sheet in any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations.

Business Acquisition and Combination

Delta Link Limited and Chengdu Plant (in thousands)

On February 24, 2006, the Company acquired 100% of the equity interest shares of Delta Link Ltd. (“Delta Link”) for a cash consideration of $3,300. Delta Link is a holding company, which owns a 90% equity interest in a noodle manufacturing facility in Chengdu, Sichuan Province. The Chengdu Plant serves the western China market.

This acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The consolidated financial statements include the results of operations of the acquired company commencing as of the acquisition date. No pro forma information is presented due to the immaterial effect of this acquisition on the consolidated result of operations.

In connection with the acquisition, the assets acquired and the liabilities assumed from Delta Link and the Chengdu Plant were recorded at their fair values on the consolidated balance sheet. Based on the initial purchase price allocation, the Company recorded goodwill in the amount of approximately $125.

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

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited, a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Accounts receivable	$10,167	$9,554
Less: Allowance for doubtful accounts	(944)	(719)
	$9,223	$8,835

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Balance at the beginning of the year	$719	$893
Add: provision during the year	272	83
Less: write-offs during the year	(47)	(257)
Balance at the end of the year	$944	$719

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Deposits for raw materials	$12,053	$6,394
Prepayments and advances	130	192
	$12,183	$6,586

NOTE 6. INVENTORIES

Inventories consist of the following:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$20,403	$9,807
Finished goods	1,743	1,895
	22,146	11,702
Less: Inventory reserve	(96)	(104)
	$22,050	$11,598

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Balance at the beginning of the year	$104	$134
Add: provision during the year	20	-
Less: write-offs during the year	(28)	(30)
Balance at the end of the year	$96	$104

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consist of the following:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Due from affiliated companies for sales	$913	$857

NOTE 8. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consist of the following:

	Useful Life	December 25, 2007	December 25, 2006
	(In years)	(In thousands)	(In thousands)
Buildings	40	$13,839	$12,935
Machinery and equipment	5- 12	20,229	19,067
Construction in process		1,124	—
		35,192	32,002
Less: Accumulated depreciation and amortization		(9,206)	(7,754)
		$25,986	$24,248

Depreciation and amortization expense was approximately $1,488, $1,439 and $1,151 for the years ended December 25, 2007, 2006 and 2005, respectively.

NOTE 9. LAND USE RIGHTS

Land use rights consist of the following:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Land use rights	$8,415	$7,882
Less: Accumulated amortization	(1,121)	(899)
	$7,294	$6,983

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2007 and 2006, the land use rights consisted of six parcels of land located in Mainland China held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $222, $174, and $115for the years ended December 25, 2007, 2006 and 2005, respectively.

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	December 25, 2007	December 25, 2006
	(In thousands)	(In thousands)
Deposits from customers	$566	$1,094
Accruals for payroll, bonus and benefits	294	290
Utilities and accrued expenses	1,905	1,871
	$2,765	$3,255

NOTE 11. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2007, 2006 and 2005, substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 33%. Four of the PRC subsidiaries of the Company will be eligible to be exempt from income taxes for a two-year period and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operate and are also entitled to partial tax refunds from those tax bureaus.

As of December 25, 2007, 2006 and 2005, there were no material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2007	2006	2005
Expected tax provision	33%	33%	33%
Non deductible expenses:
Stock compensation	—	(330)%	1%
Change in fair value of derivatives	(17)%	(58)%	41%
Expenses outside of China	3%	(51)%	9%
Governmental tax rate effects:
Reduction for preferential tax rate	(4)%	68%	(15)%
Impact of effective tax holiday and lower factory rates	(3)%	134%	(23)%
Effective tax rate	12%	(204)%	46%

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2006 and 2005, the tax years, which remain subject to examination by major tax jurisdictions (PRC) as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2007, all of the warrants issued to the placement agent were exercised cashless and 4,616 shares of Series A Preferred Stock were converted into 4,858,947 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of December 25, 2007, 1,450 shares of Series B Preferred Stock were converted into 906,250 shares of Class A Common Stock, and no warrants were exercised.

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

Anti-dilution
In the event the Company issues, at any time while Preferred Stock are still outstanding, Common Stock or any type of securities giving right to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

In the event the Company issues, at any time while Preferred Stock are still outstanding, Common Stock or any type of securities giving right to Common Stock at a price below the Issue Price, the Company agrees to extend full-ratchet anti-dilution protection to the investors.

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

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Original Discounts		(4,558)	(5,686)	(10,244)
Initial Balance of Redeemable Preferred Stock		757	2,672	3,429
Net value at Conversion of Preferred Stock to common stocks	(6,066)	(1,363)	(578)	(1,941)
Accumulated Accretion of original discounts		1,361	2,472	3,833
Balance December 25, 2007	9,434	$755	$4,566	$5,321

Embedded Derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. Our common stock price ranged from a low of $0.90 to a high $1.95 during last six months of 2007. We were required to report a change of $8,412 as gain on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2007, a change of $1,434 as loss for 2006 and a change of $4,064 as loss for 2005.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	3.52%	3.21% to 3.63%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at issuances	$10,259
Loss on change in value of derivatives during 2005	4,064
Conversion of 1900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	$12,135
Loss on change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A & B Preferred Stock to common stock during 2006	(2,431)
Fair Value at December 25, 2006	$11,138
Gain on change in value of derivatives during the period	(8,412)
Conversion of 728 shares of Series A & B Preferred Stock to common stock during 2007	(233)
Fair Value at December 25, 2007	$2,493

NOTE 13. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.5 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2007, all such warrants have been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of December 25, 2007, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 14. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2004	2,075,000	0.9883
Issued	6,861,842	1.3889
Exercised	2,327,368	0.9945
Forfeited/Cancelled	—	—
Outstanding at December 25, 2005	6,609,474	1.4020
Issued	—	—
Exercised	101,579	1.0400
Forfeited/Cancelled	—	—
Outstanding at December 25, 2006	6,507,895	1.4093

Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at December 25, 2006	6,507,895	1.4093
Warrants exercisable at December 25, 2007	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at December 25, 2007	6,507,895

As of December 25, 2007, our warrants had no intrinsic value.

NOTE 15. STOCK-BASED COMPENSATION

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of December 25, 2007, all of these options had been exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of December 25, 2007, all of these options had been exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of December 25, 2007, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

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

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at December 25, 2007, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 25, 2007	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at December 25, 2007	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$1.02	4.73	8,000,000	$1.75

The Company recorded compensation expense of $8,140,000 based on the fair value of the options granted during the year of 2006. Any exercise of such options granted on December 13, 2006 was contingent upon the effectiveness of a shareholder consent, which occurred on April 3, 2007. The Company has no future compensation expense to record from this option outstanding at December 25, 2006 because they were fully vested upon grant and compensation cost was recorded as of that date. As of December 25, 2007, our options granted had no intrinsic value.

NOTE 16. COMMITMENTS

Annual fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $113,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049 as long as the joint venture continues to operate. As of December 25, 2007, total commitments under these arrangements were as follows (in thousands):

2008	118
2009	118
2010	118
2011	118
2012	118
Thereafter	3,886
Total	$4,476

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between the New Dragon Asia Corp. and related companies are summarized below (in thousands):

	2007	2006	2005

Sales of finished goods to:
Related parties (b)	$28	$7	$8

Pre-determined annual fees charged by joint venture partners:
Shandong Longfeng Group Company (a)	$79	$75	$75
Shandong Longfeng Flour Company Limited (b)	39	38	36
	$118	$113	$111

Sales of machinery to Shandong Longfeng Group Company	$10	$—	$—

Management fees charged by a related party (b)	$—	$—	$12

Rental income from a joint venture partner:
Shandong Longfeng Group Company	$69	$66	$64

Purchase of machinery from a related party (b)	$—	$—	$70

(a) Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 18. CONDENSED GEOGRAPHIC FINANCIAL INFORMATION

Condensed balance sheet information as of December 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,505	$141	$3,646
- Others	77,725	49	77,774
Total Assets	81,230	190	81,420
Liabilities	8,935	4,548	13,483
Minority interests	294	—	294
Intercompany	13,385	(13,385)	—
Equity	52,642	9,680	62,322

Assets located outside of China consist primarily of cash and cash equivalents and deposits. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$55,738	$—	$55,738
Cost of goods sold	(45,427)	—	(45,427)
General and administrative expenses	(1,309)	(1,297)	(2,606)
Income (loss) from operation	7,723	(1,297)	6,426
Other income (loss)	1,245	8,412	9,657
Provision for income taxes	(1,968)	—	(1,968)
Net income (loss)	7,000	4,900	11,900

See Note 23 for condensed parent company financial information.

Condensed balance sheet information as of December 25, 2006 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$9,919	$357	$10,276
- Others	59,179	53	59,232
Total Assets	69,098	410	69,508
Liabilities	5,246	15,770	21,016
Minority interests	276	—	276
Intercompany	12,536	(12,536)	—
Equity	40,803	3,209	44,012

Assets located outside of China consist primarily of cash and cash equivalents and deposits. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2006 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$53,439	$—	$53,439
Cost of goods sold	(43,404)	—	(43,404)
General and administrative expenses	(1,350)	(9,558)	(10,908)
Income (loss) from operation	7,640	(9,558)	(1,918)
Other income (loss)	2,515	(1,410)	1,105
Provision for income taxes	(1,657)	—	(1,657)
Net income (loss)	8,364	(10,968)	(2,604)

Condensed balance sheet information as of December 25, 2005 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$4,180	$10,152	$14,332
- Others	41,988	1,101	43,089
Total Assets	46,168	11,253	57,421
Liabilities	7,006	12,766	19,772
Minority interests	91	—	91
Intercompany	8,743	(8,743)	—
Equity	30,328	3,671	33,999

Assets located outside of China consist primarily of cash and cash equivalents, deposits, and deferred financing costs related to the issuance of the preferred stock. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2005 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$44,180	$—	$44,180
Cost of goods sold	(36,151)	—	(36,151)
General and administrative expenses	(1,330)	(1,028)	(2,358)
Income (loss) from operation	5,978	(1,028)	4,950
Provision for income taxes	(1,487)	—	(1,487)
Other income (loss)	2,352	(4,062)	(1,710)
Net income (loss)	6,837	(5,090)	1,747

NOTE 19. SEGMENT INFORMATION

The Company classifies its products into three core business segments, namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	2007	2006	2005
	(In thousands)
Net revenue:
Instant noodles	$15,262	$15,799	$15,353
Flour	30,903	30,263	28,827
Soybean	9,573	7,377	—
	$55,738	$53,439	$44,180

Income (loss) from operations:
Instant noodles	$1,208	$1,268	$1,336
Flour	5,526	5,356	3,614
Soybean	(308)	(8,542)	—
	$6,426	$(1,918)	$4,950

Depreciation and amortization:
Instant noodles	$841	$808	$537
Flour	615	550	729
Soybean	218	255	—
	$1,674	$1,613	$1,266

Identifiable long-term assets:
Instant noodles	$22,640	$20,864	$11,836
Flour	7,470	7,377	10,459
Soybean	3,170	2,990	—
	$33,280	$31,231	$22,295

NOTE 20. MAJOR CUSTOMERS

No single customer accounted for more than 5%, 5% and 5% of sales for the years ended December 25, 2007, 2006 and 2005, respectively.

NOTE 21. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing from January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the years ended December 25, 2007, 2006 and 2005, contributions made by the Company were approximately $365, $315, $161 respectively.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net Income (loss) per share
	Net Revenue	Gross Profit	Net Income (loss)	Basic	Diluted
	(In thousands, except per share data)
Year Ended December 25, 2007
First Quarter	$11,160	$1,922	$3,449	$0.05	$0.05
Second Quarter	13,035	2,556	4,813	0.08	0.08
Third Quarter	13,955	2,807	3,204	0.05	0.05
Fourth Quarter	17,588	3,026	2,649	0.04	0.04
	$55,738	$10,311	$14,115

Year Ended December 25, 2006
First Quarter	$11,096	$1,854	$(7,852)	$(0.17)	$(0.17)
Second Quarter	11,544	2,172	9,087	0.16	0.15
Third Quarter	12,964	2,522	4,790	0.08	0.08
Fourth Quarter	17,835	3,487	(8,629)	(0.17)	(0.17)
	$53,439	$10,035	$(2,604)

Year Ended December 25, 2005
First Quarter	$8,282	$1,492	$588	$0.01	$0.01
Second Quarter	8,993	1,409	1,372	0.03	0.03
Third Quarter	11,645	2,157	(6,440)	(0.14)	(0.14)
Fourth Quarter	15,260	2,971	6,227	0.14	0.13
	$44,180	$8,029	$1,747

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY BALANCE SHEETS

(Amounts in thousands, except share data)

	December 25, 2007	December 25, 2006
ASSETS

Current assets:
Cash and cash equivalents	$141	$355
Other receivable	20	20
Deferred expenses, net	29	33
Total current assets	190	408

Investment in and advances to subsidiaries	72,001	60,163
Total assets	$72,191	$60,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables and accruals	$792	$684
Dividend payable on preferred shares	173	193
Embedded derivatives at fair value	2,493	11,138
Total current liabilities	3,458	12,015

Due to New Dragon Asia Food Limited	1,090	340

Total liabilities	4,548	12,355
Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares – 5,000,000
Issued and outstanding – 9,434 shares and 10,162 shares at December 25, 2007 and 2006, respectively	5,321	4,204

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 102,000,000 Issued and outstanding –55,195,385 in 2007 and 53,614,723 in 2006	5	5
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	29,982	28,411
Retained earnings	24,568	12,668
Accumulated other comprehensive income	7,767	2,928
Total stockholders’ equity	62,322	44,012
Total liabilities and stockholders’ equity	$72,191	$60,571

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(Amounts in thousands)
	For the years ended December 25,
	2007	2006	2005

General and administrative expenses	(1,297)	(9,558)	(1,020)
Loss from operations	(1,297)	(9,558)	(1,020)
Other income (expense):
Interest income	—	25	9
Loss on fair value adjustments to embedded derivatives	8,412	(1,434)	(4,064)
Total parent only gain (loss)	7,115	(10,967)	(5,075)
Equity in subsidiary earnings, net of taxes	7,000	8,363	6,822
Net income (loss)	$14,115	$(2,604)	$1,747
Accretion of redeemable preferred stock	(1,512)	(1,882)	(454)
Preferred stock dividends	(703)	(875)	(187)
Income (loss) available to common stockholders	$11,900	$(5,361)	$1,106

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2007	2006	2005
Cash flows from operating activities:
Total parent only gain (loss)	$7,115	$(10,967)	$(5,075)
Adjustments to reconcile total parent only loss to net cash provided by (used in) operating activities:
Loss on fair value adjustments to embedded derivatives	(8,412)	1,434	4,064
Stock-based compensation expense	—	8,140	105
Non-cash service payment	269	—	—
Changes in operating assets and liabilities:
Other receivable	4	—	(1,032)
Other payables and accruals	108	24	459
Net cash provided by (used in) operating activities	(916)	(1,369)	(1,479)

Cash flows from investing activities:
Investment and advances to subsidiaries	(2,447)	(11,016)	(4,848)
Net cash provided by (used in) investing activities	(2,447)	(11,016)	(4,848)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	15,500
Payments of issuance costs related to preferred stock	—	(58)	(1,218)
Preferred Stock Dividends	(49)	(387)	(30)
Repayment to parent company	—	—	(550)
Increase in due to parent company	750	—	—
Proceeds from exercise of warrants	—	—	1,977
Proceeds from exercise of stock options	—	1,120	—
Net cash provided by financing activities	701	675	15,679
Foreign currency translation adjustment	2,448	1,915	798
Net increase (decrease) in cash and cash equivalents	(214)	(9,795)	10,150
Cash and cash equivalents at the beginning of the period	355	10,150	—
Cash and cash equivalents at the end of the period	$141	$355	$10,150

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).

3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).

3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).

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

10.14
Settlement Agreement and General Release between New Dragon Asia Corp and Berry-Shino Securities Inc., dated August 15, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 15, 2007).

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