Form 10-Q
period 2008-03-25
NEW DRAGON ASIA CORP
filed 2008-05-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2008

or

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

The number of shares of Class A Common Stock outstanding as of April 30, 2008 was 57,230,174.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 25, 2008

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of March 25, 2008 (unaudited) and December 25, 2007	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 25, 2008 and 2007	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months ended March 25, 2008 and the year ended December 25, 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 25, 2008 and 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4T.	Controls and Procedures	31

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

SIGNATURES		35

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 25, 2008	December 25, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,691	$3,646
Accounts receivable, net	10,172	9,223
Deposits and prepayments, net	13,292	12,183
Inventories, net	24,390	22,050
Due from related companies	967	913
Total current assets	54,512	48,015

Property, machinery and equipment, net	27,067	25,986
Land use rights, net	7,573	7,294
Goodwill	125	125
Total assets	$89,277	$81,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,783	$2,982
Other payables and accruals	3,194	2,765
Taxes payable	4,078	3,530
Embedded derivatives, at fair value	1,752	2,493
Due to related companies	—	36
Total current liabilities	13,807	11,806

Due to New Dragon Asia Food Limited	1,837	1,405
Due to joint venture partners	573	272
Total liabilities	16,217	13,483
Minority interests	306	294
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –8,757 shares and 9,434 shares at March 25, 2008 and December 25, 2007	5,258	5,321

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 56,071,947 at March 25, 2008 and 55,195,385 at December 25, 2007	6	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	30,544	29,982
Retained earnings	26,038	24,568
Accumulated other comprehensive income	10,908	7,767
Total stockholders’ equity	67,496	62,322
Total liabilities and stockholders’ equity	$89,277	$81,420

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 25,
	2008	2007

Net revenue	$11,699	$11,160
Cost of goods sold	(9,557)	(9,238)
Gross profit	2,142	1,922
Selling and distribution expenses	(221)	(239)
General and administrative expenses	(505)	(537)
Income from operations	1,416	1,146
Other income (expense):
Interest income	2	6
Other income	188	8
Gain on fair value adjustments to embedded derivatives	690	2,537
VAT refund	—	52
Income before income taxes	2,296	3,749
Provision for income taxes	(314)	(300)
Net income	$1,982	$3,449
Accretion of Redeemable Preferred Stock	(359)	(378)
Preferred Stock dividends	(153)	(178)
Income available to common stockholders	$1,470	$2,893

Earnings per common share
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
Weighted average number of common shares outstanding
Basic	55,940	53,689
Diluted	56,077	53,761

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in	Receivable from	Retained	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Stockholder	Earnings	Income	Equity	Income
Balance at December 25, 2006	53,614	$5	$28,411	$—	$12,668	$2,928	$44,012	$(474)
Net income					14,115		14,115	14,115
Accretion of redeemable preferred stock					(1,512)		(1,512)
Preferred stock dividends					(703)		(703)
Foreign currency translation adjustment						4,839	4,839	4,839
Class A Common Stocks issued to Berry Shino for dispute resolution	275		269				269
Conversion of preferred stocks and related dividend payments in Class A Common Stock	1,306		1,302				1,302
Balance at December 25, 2007	55,195	$5	$29,982	$—	$24,568	$7,767	$62,322	$18,954
Net income					1,982		1,982	1,982
Accretion of Redeemable Preferred Stock					(359)		(359)
Preferred Stock Dividends					(153)		(153)
Foreign currency translation adjustment						3,141	3,141	3,141
Conversion of Preferred Stock dividend in shares of Class A Common Stock	877	1	562				563
Balance at March 25, 2008	56,072	$6	$30,544	$—	$26,038	$10,908	$67,496	$5,123

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Three months ended March 25,
	2008	2007

Cash flows from operating activities:
Net income	$1,982	$3,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	4	267
Provision for inventory reserve	—	9
Depreciation and amortization of property, machinery, equipment and land use rights	507	439
Gain on fair value adjustments to embedded derivatives	(690)	(2,537)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(953)	(171)
Deposits and prepayments	(1,109)	2,295
Inventories	(2,340)	(2,993)
Due from related companies	(54)	(10)
Increase (decrease) in:
Accounts payable	1,801	809
Other payables and accruals	449	(365)
Taxes payable	548	(2,095)
Due to related companies	(36)	—
Net cash provided by (used in) operating activities	109	(903)

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	3	—
Purchases of property, machinery and equipment	(120)	(50)
Net cash used in investing activities	(117)	(50)

Cash flows from financing activities:
Payment for preferred stock redemption	(84)	—
Preferred stock dividend	—	(49)
Proceeds from parent company	432	281
Proceeds from (repayment to) joint venture partners	301	(73)
Net cash provided by financing activities	649	159
Foreign currency translation adjustment	1,404	279
Net increase (decrease) in cash and cash equivalents	2,045	(515)
Cash and cash equivalents at beginning of period	3,646	10,276
Cash and cash equivalents at end of period	$5,691	$9,761

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$338	$—

Dividend payments on preferred stock in form of common stock	$173	$144

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

These consolidated financial statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring accruals, necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for a full year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2007.

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

The consolidated financial statements were prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

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

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

The Company partially adopted SFAS 157 on December 26, 2007, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

-
Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

-
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

-
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 25, 2008:

(In thousands)	Fair Value
As of March 25, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$—	$1,752	$—	$1,7523

The following table reconciles, for the period ended March 25, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 25, 2007	$2,493
Gain on fair value adjustments to embedded derivatives	(690)
Conversion of shares effect on Embedded derivative	(51)
Balance at March 25, 2008	$1,752

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares and our stock price and the time to conversion of the related financial instruments. See note 13 for more information on the valuation methods used.

Fair Value Option

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company had not chosen to adopt this statement early. Management currently does believe its adoption of SFAS 159 will not be material to its financial statement until such time as it decides to adopt a fair value option for an eligible item it has no plans at this time to do so.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on December 26, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to December 26, 2008. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to December 26, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will adopt SFAS 160 beginning December 26, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of March 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$5,600	$91	$5,691
- Others	83,552	34	83,586
Total assets	89,152	125	89,277
Liabilities	12,679	3,538	16,217
Minority interests	306	—	306
Intercompany	13,921	(13,921)	—
Equity	57,286	10,210	67,496

Assets located outside of China consist primarily of cash and cash equivalents and deposits. Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the three months ended March 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$11,699	$—	$11,699
Cost of goods sold	(9,557)	—	(9,557)
General and administrative expenses	(295)	(210)	(505)
Income (loss) from operations	1,626	(210)	1,416
Provision for income taxes	(314)	—	(314)
Other income	190	690	880
Net income	1,502	480	1,982

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China, respectively.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 6,432 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three months ended March 25, 2008 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive. Approximately 7,254 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock were excluded from the calculation of diluted earnings per share for the three months ended March 25, 2007 since their effect would have been anti-dilutive

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. For the three months ended March 25, 2008 and 2007 the options and warrants were anti-dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 25,
	2008			2007
		Weighted			Weighted
		Average		Income	Average
	Income	Shares	Per-Share	(Loss)	Shares	Per-Share
Earnings per share – basic
Income (loss) available to common stockholders	$1,470	55,940	$0.03	$2,893	53,689	$0.05
Effect of dilutive securities
Redeemable convertible preferred stock		—		—	—
Options and warrants		137		—	72
Earnings per share – diluted

Net income	$1,470	56,077	$0.03	$2,893	53,761	$0.05

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Accounts receivable	$11,077	$10,167
Less: Allowance for doubtful accounts	(905)	(944)
	$10,172	$9,223

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Balance at the beginning of the period	$944	$719
Add: provision during the period	4	272
Less: write-offs during the period	(43)	(47)
Balance at the end of the period	$905	$944

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Deposits for raw materials	$13,224	$12,053
Prepayments and advances	68	130
	$13,292	$12,183

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Raw materials (including packing materials)	$22,835	$20,403
Finished goods	1,646	1,743
	24,481	22,146
Less: Inventory reserve	(91)	(96)
	$24,390	$22,050

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Balance at the beginning of the period	$96	$104
Add: provision during the period	-	20
Less: write-offs during the period	(5)	(28)
Balance at the end of the period	$91	$96

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Due from related companies for sales	$967	$913

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	March 25, 2008	December 25, 2007
	(In years)	(Unaudited)

Buildings	40	$14,396	$13,839
Machinery and equipment	5 - 12	21,036	20,229
Construction in process		1,276	1,124
		36,708	35,192
Less: Accumulated depreciation and amortization		(9,641)	(9,206)
		$27,067	$25,986

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Land use rights	$8,753	$8,415
Less: Accumulated amortization	(1,180)	(1,121)
	$7,573	$7,294

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25, 2008	December 25, 2007
	(Unaudited)

Deposits from customers	$798	$566
Accruals for payroll, bonus and benefits	508	294
Utilities and accrued expenses	1,888	1,905
	$3,194	$2,765

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of March 25, 2008, all of the warrants issued to the placement agent were exercised cashless and 4,670 shares of Series A Preferred Stock were converted into 4,915,526 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of March 25, 2008, 2,073 shares of Series B Preferred Stock were converted into 1,295,741 shares of Class A Common Stock, and no warrants were exercised.

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

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Original Discounts		(4,558)	(5,686)	(10,244)
Initial Balance of Redeemable Preferred Stock		757	2,672	3,429
Net value at conversion of preferred stock to common stocks	(6,743)	(1,393)	(970)	(2,363)
Accumulated accretion of original discounts		1,420	2,772	4,192
Balance March 25, 2008	8,757	$784	$4,474	$5,258

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	1.68% to 2.07%	1.08% to 1.68%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at issuances	$10,259
Loss on change in value of derivatives during 2005	4,064
Conversion of 1900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	$12,135
Loss on change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A & B Preferred Stock to common stock during 2006	(2,431)
Fair Value at December 25, 2006	$11,138
Gain on change in value of derivatives during the period	(8,412)
Conversion of 728 shares of Series A & B Preferred Stock to common stock during 2007	(233)
Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(690)
Conversion of 593 shares of Series A & B Preferred Stock to common stock during 2008	(51)
Fair Value at March 25, 2008	$1,752

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of March 25, 2008, all such warrants have been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of March 25, 2008, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2005	6,609,474	1.4020
Issued	—	—
Exercised	101,579	1.0400
Forfeited/Cancelled	—	—
Outstanding at December 25, 2006	6,507,895	1.4093

Warrants exercisable at December 25, 2005	6,609,474	1.4020
Warrants exercisable at December 25, 2006	6,507,895	1.4093
Warrants exercisable at December 25, 2007	6,507,895	1.4093
Warrants exercisable at March 25, 2008	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of March 25, 2008 are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at March 25, 2008	6,507,895

NOTE 16. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the requirements of SFAS No.123R for the fiscal year 2006. Because all stock options granted before December 25, 2004 were fully vested and exercised or expired, no compensation charges were recorded in fiscal 2008 for these options. For stock options granted after December 25, 2004, the Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of March 25, 2008, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of March 25, 2008, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of March 25, 2008, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

On December 13, 2006, options to purchase an additional 6,000,000 shares of Class A Common Stock were granted to the same officer at an exercise price of $1.82 per share with a term of 10 years. The options were fully vested upon grant but became exercisable on April 3, 2007. The market price of the Class A Common Stock as of the grant date was $1.82 per share. As of March 25, 2008, these options were fully vested but not exercisable. The Company recorded compensation expense of $5,820,000 based on an estimated fair value of the options of $0.97 per share on December 13, 2006, the grant date. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:
December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at March 25, 2008 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at March 25, 2008	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at March 25, 2008	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$1.02	7	8,000,000	$1.765

The Company recorded compensation expense of $8,140,000 based on the fair value of the options granted during the year of 2006. Any exercise of such options granted on December 13, 2006 was contingent upon the effectiveness of a shareholder consent, which occurred on April 3, 2007. The Company has no future compensation expense to record from this option outstanding at December 25, 2006 because they were fully vested upon grant and compensation cost was recorded as of that date. As of March 25, 2008, our options granted had no intrinsic value.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended March 25,
	2008	2007
	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$21	$20
Shandong Longfeng Flour Company Limited (b)	10	9
	$31	$29

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b)	Subsidiary of Shandong Longfeng Group Company.

The amounts due to New Dragon Asia Food Limited (the parent company) and other related parties which are primarily joint venture partners are unsecured and non-interest bearing. Balances are the result of normal commercial transactions.

NOTE 18. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax. Substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates ranging from 24% to a statutory rate of 25%. Three of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period commencing with the year in which their operations are profitable and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of March 25, 2008 and December 25, 2007, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes, The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

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

NOTE 19. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited, a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the three months ended March 25, 2008, the Company has spent approximately $1.24 million on the construction at the new plant and has committed to further capital expenditures of $1.08 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments, namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended March 25,
	2008	2007
	(US$'000)	(US$'000)
Net revenue
Instant noodles	3,395	3,507
Flour	6,115	5,988
Soybean	2,189	1,665
	11,699	11,160
Income (loss) from operation
Instant noodles	328	229
Flour	1,067	1,013
Soybean	21	(96)
	1,416	1,146
Depreciation and amortization
Instant noodles	274	241
Flour	173	146
Soybean	60	52
	507	439

	March 25,	December 25,
	2008	2007
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	22,890	22,640
Flour	7,458	7,470
Soybean	4,292	3,170
	34,640	33,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2007, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Contractual Joint Ventures

A contractual joint venture is an entity established between us and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, we have established four contractual joint ventures with two Chinese partners in China - Shandong Longfeng Flour Co. Ltd. and Shandong Longfeng Group Co., with percentage of ownership ranging from 76.94% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not entitled to receive any profits and is not responsible for any losses, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the contractual joint ventures are accounted for as wholly-owned by the Company. Accordingly, the Company’s consolidated financial statements include the financial statements of the contractual joint ventures.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on December 26, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to December 26, 2008. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to December 26, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will adopt SFAS 160 beginning December 26, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

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

Employees

We employ approximately 1,500 employees. All of them are located in the eight plants and the executive office located in Shenzhen. We have maintained good relationships with our employees and no major disputes have occurred since our inception.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended March 25,
	2008	2007

Net revenue	$11,699	$11,160
Cost of goods sold	(9,557)	(9,238)
Gross profit	2,142	1,922
Selling and distribution expenses	(221)	(239)
General and administrative expenses	(505)	(537)
Gain on fair value adjustments to embedded derivatives	690	2,537
Income before income taxes and minority interest	2,296	3,749
Provision for income taxes	(314)	(300)
Net income	1,982	3,449

Three Months Ended March 25, 2008 Compared to Three Months Ended March 25, 2007

Net Revenue

Net revenue for the quarter ended March 25, 2008 was $11,699,000, representing an increase of $539,000, or 4.8%, from $11,160,000 for the quarter ended March 25, 2007.

The increase was due to the growth in market demand principally for soybean products, which increased from $1.66 million for the quarter ended March 25, 2007 to $2.19 million for the quarter ended March 25, 2008. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit increased to 18% for the three months ended March 25, 2008 from 17% for the three months ended March 25, 2007. The increase was primarily due to the growth of export sales, which generate higher margins.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $221,000 for the quarter ended March 25, 2008, representing a decrease of $18,000 or 7.5% from $239,000 for the corresponding quarter of 2007. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses decreased to 1.9% for the quarter ended March 25, 2008 from 2.1% for the corresponding period in 2007. The decrease was primarily due to the cost controls implemented by us. To control costs, we have continued to more effectively staff our facilities, restrict traveling costs and develop a more efficient sales methodology.

General and Administrative Expenses

General and administrative expenses decreased $32,000, or 6.0%, to $505,000 for the quarter ended March 25, 2008 as compared to $537,000 for the quarter ended March 25, 2007. The decrease was primarily due to the cost controls implemented by us.

Income (Loss) from Operations

Income from operations was $1,416,000 for the three months ended March 25, 2008 as compared to $1,146,000 for the three months ended March 25, 2007. The increase was primarily due to the growth of export sales, which generate higher margins.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the three months ended March 25, 2008, the gain in this regard was $690,000. For the corresponding period of 2007, it was approximately $2.54 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT Refunds

VAT refund decreased to $0 for the quarter ended March 25, 2008 as compared to $52,000 for the quarter ended March 25, 2007. This decrease was solely the result of no tax refund received from the municipal government of China in 2008.

Net Income

Net income was $1,982,000 for the quarter ended March 25, 2008 as compared to $3,449,000 for the quarter ended March 25, 2007. Such decrease was primarily due to the fluctuation in gain derived from changes in the fair value of derivative instruments.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased $4,496,000 to $40,705,000 at March 25, 2008 as compared to $36,209,000 at December 25, 2007, which was primarily due to the growth and profitability of the business.

Cash and cash equivalents were $5,691,000 as of March 25, 2008, an increase of $2,045,000 from December 25, 2007. The Company believes that it has enough cash available and expects to have enough income from operations to operate for the next 12 months.

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

As of March 25, 2008, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$3,055	$2,976	$2,726	$—	$—	$—	$8,757
Pre-determined annual fee charged by joint venture partners	89	118	118	118	118	3,886	4,447
Total	$3,144	$3,094	$2,844	$118	$118	$3,886	$13,204

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(677)
$8,757

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

We are controlled by our major shareholder

Our major shareholder, New Dragon Asia Food Ltd., which is controlled by our Chairman, Mr. Heng Jing Lu, owns approximately 49% of our outstanding shares. Mr. Lu has sole voting and dispositive control over the shares of us held by New Dragon Asia Food Ltd. As a result, Mr. Lu, through this shareholder, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

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

The noodle, flour and soybean product markets in the PRC are highly competitive. Competition in these markets takes many forms, including the following:

-	establishing favorable brand recognition;
-	developing products sought by consumers;
-	implementing appropriate pricing;
-	providing strong marketing support; and
-	obtaining access to retail outlets and sufficient shelf space.

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

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of food products. We may be subject to liability if the consumption of any of our products causes injury, illness or death.  In addition, we will voluntarily recall products in the event of contamination or damage.  A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes.  Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that company products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

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

Our Chinese operating subsidiaries are subject to the People’s Republic of China Enterprise Income Tax Law Concerning Foreign-Invested Enterprises and Foreign Enterprises. Under this law and its related regulations, our Chinese subsidiaries as foreign-invested enterprises, are generally subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax) through 2007, and 25% from January 1, 2008 under the new tax law described below. However, as manufacturing foreign invested enterprises, our Chinese subsidiaries enjoyed “two-year exemption, three-year 50% reduction” preferential tax treatment from their first profitable year. However, under the new tax law, a new manufacturing foreign-invested enterprise established after March 16, 2007 will not be entitled to such preferential tax treatment anymore.

On March 16, 2007, the National People’s Congress of the People’s Republic of China passed the People’s Republic of China Enterprise Income Tax Law, which was effective as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually be subject to the new tax rate over a five-year transition period starting from the effectiveness date of the new law. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, to be set out in more detailed implementing rules to be adopted in the future.

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

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of the Renminbi exchange rate relative to other currencies is considered minimal to our business operations. However, we use the United States dollar for financial reporting purposes and therefore, fluctuations in the exchange rate between the Renminbi and the U.S dollar will result in increases or decreases in other comprehensive income or loss. Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not strengthen or devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the our net assets and income derived from its operations in the PRC.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 25, 2008, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 25, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: May 8, 2008	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: May 8, 2008	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer