Form 10-Q
period 2008-06-25
NEW DRAGON ASIA CORP
filed 2008-08-04
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2008

or

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

The number of shares of Class A Common Stock outstanding as of July 30, 2008 was 58,758,275.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 25, 2008

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 25, 2008 (unaudited) and December 25, 2007	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 25, 2008 and 2007	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the six months ended June 25, 2008 and the year ended December 25, 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2008 and 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

SIGNATURES		35

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 25, 2008	December 25, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,503	$3,646
Accounts receivable, net	9,605	9,223
Deposits and prepayments, net	12,076	12,183
Inventories, net	25,205	22,050
Due from related companies	976	913
Total current assets	57,365	48,015

Property, machinery and equipment, net	27,615	25,986
Land use rights, net	7,735	7,294
Goodwill	125	125
Total assets	$92,840	$81,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,649	$2,982
Other payables and accruals	2,830	2,765
Taxes payable	4,308	3,530
Embedded derivatives, at fair value	958	2,493
Due to related companies	--	36
Total current liabilities	12,745	11,806

Due to New Dragon Asia Food Limited	2,399	1,405
Due to joint venture partners	635	272
Total liabilities	15,779	13,483
Minority interests	314	294
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding -8,005 shares and 9,434 shares at June 25, 2008 and December 25, 2007	5,105	5,321

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding - 57,230,174 at June 25, 2008 and 55,195,385 at December 25, 2007	6	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding - none	--	--
Additional paid-in capital	31,207	29,982
Retained earnings	27,353	24,568
Accumulated other comprehensive income	13,076	7,767
Total stockholders’ equity	71,642	62,322
Total liabilities and stockholders’ equity	$92,840	$81,420

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2008	2007	2008	2007

Net revenue	$14,515	$13,035	$26,214	$24,195
Cost of goods sold	(11,970)	(10,479)	(21,527)	(19,717)
Gross profit	2,545	2,556	4,687	4,478
Selling and distribution expenses	(369)	(284)	(590)	(523)
General and administrative expenses	(741)	(757)	(1,246)	(1,294)
Income from operations	1,435	1,515	2,851	2,661
Other income (expense):
Interest income	--	9	2	15
Other income (expense)	27	120	215	128
Gain on fair value adjustments to embedded derivatives	738	3,101	1,428	5,638
VAT refund	28	488	28	540
Income (loss) before income taxes and minority interests	2,228	5,233	4,524	8,982
Provision for income taxes	(472)	(420)	(786)	(720)
Income (loss) before minority interests	1,756	4,813	3,738	8,262
Minority interests	--	--	--	--
Net income (loss)	$1,756	$4,813	$3,738	$8,262
Accretion of Redeemable Preferred Stock	(301)	(378)	(660)	(756)
Preferred Stock Dividends	(140)	(178)	(293)	(356)
Income (loss) available to common stockholders	$1,315	$4,257	$2,785	$7,150

Earnings per common share
Basic	$0.02	$0.08	$0.05	$0.13
Diluted	$0.02	$0.08	$0.05	$0.13
Weighted average number of common shares outstanding
Basic	57,165	53,810	56,615	53,750
Diluted	57,165	62,266	56,615	54,838

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in Capital	Receivable from Stockholder	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at December 25, 2006	53,614	$5	$28,411	$--	$12,668	$2,928	$44,012	$(474)
Net income					14,115		14,115	14,115
Accretion of redeemable preferred stock					(1,512)		(1,512)
Preferred stock dividends					(703)		(703)
Foreign currency translation adjustment						4,839	4,839	4,839
Class A Common Stocks issued to Berry Shino for dispute resolution	275		269				269
Conversion of preferred stocks and related dividend payments in Class A Common Stock	1,306		1,302				1,302
Balance at December 25, 2007	55,195	$5	$29,982	$--	$24,568	$7,767	$62,322	$18,954
Net income					3,738		3,738	3,738
Accretion of Redeemable Preferred Stock					(660)		(660)
Preferred Stock Dividends					(293)		(293)
Foreign currency translation adjustment						5,309	5,309	5,309
Conversion of Preferred Stock dividend in shares of Class A Common Stock	2,035	1	1,225				1,226
Balance at June 25, 2008	57,230	$6	$31,207	$--	$27,353	$13,076	$71,642	$9,047

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six months ended June 25,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$3,738	$8,262
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	29	284
Provision for inventory reserve	4	4
Depreciation and amortization of property, machinery, equipment and land use rights	1,020	656
(Gain) loss on fair value adjustments to embedded derivatives	(1,428)	(5,638)
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(411)	(82)
Deposits and prepayments	107	(3,382)
Inventories	(3,159)	(5,939)
Due from related companies	(63)	(23)
Increase (decrease) in:
Accounts payable	1,667	1,382
Other payables and accruals	98	(488)
Taxes payable	778	(1,778)
Due to related companies	(36)	--
Net cash provided by (used in) operating activities	2,344	(6,742)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(196)	(792)
Proceeds from sale of property, machinery and equipment	3	--
Net cash used in investing activities	(193)	(792)

Cash flows from financing activities:
Preferred stock dividend	--	(49)
Proceed from (repayments to) parent company	994	321
Proceeds from (repayment to) joint venture partners	363	10
Payment for preferred stock redemption	(84)	--
Net cash provided by financing activities	1,273	282
Foreign currency translation adjustment	2,433	669
Net increase (decrease) in cash and cash equivalents	5,857	(6,583)
Cash and cash equivalents at beginning of period	3,646	10,276
Cash and cash equivalents at end of period	$9,503	$3,693

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$1,504	$--

Dividend payments on preferred stock in the form of common stock	$326	$322

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

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and its majority owned subsidiaries required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

Investments in companies in which the Company has significant influence, or ownership between 20% and 50% of the investee, are accounted for using the equity method. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee. The adjustment is limited to the extent of the Company’s investment in and advances to the investee and financial guarantees made on behalf of the investee. The Company’s investments of less than 20% in other entities are accounted for using the cost method.

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

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 25, 2008:

(In thousands)	Fair Value
As of June 25, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$--	$958	$--	$958

The following table reconciles, for the period ended June 25, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 25, 2007	$2,493
Gain on fair value adjustments to embedded derivatives	(1,428)
Conversion of shares effect on Embedded derivative	(107)
Balance at June 25, 2008	$958

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares and our stock price and the time to conversion of the related financial instruments. See note 13 for more information on the valuation methods used.

Fair Value Option

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company had not chosen to adopt this statement early. Management currently believes its adoption of SFAS 159 will not be material to its financial statement until such time as it decides to adopt a fair value option for an eligible item it has no plans at this time to do so.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of June 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$9,363	$140	$9,503
- Others	83,317	20	83,337
Total assets	92,680	160	92,840
Liabilities	12,666	3,113	15,779
Minority interests	314	--	314
Intercompany	13,951	(13,951)	--
Equity	60,806	10,836	71,642

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the six months ended June 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$26,214	$--	$26,214
Cost of goods sold	(21,527)	--	(21,527)
General and administrative expenses	(717)	(529)	(1,246)
Income (loss) from operations	3,380	(529)	2,851
Provision for income taxes	(786)	--	(786)
Other income	245	1,428	1,673
Net income	2,839	899	3,738

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 5,515 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock were excluded from the calculation of diluted EPS for the three and six months ended June 25, 2008 since their effect would have been anti-dilutive. In addition, options for 8,000 shares and warrants for 6,507 shares were excluded for the three and six months ended June 25, 2008.

The calculation of diluted weighted average common shares outstanding for the three months ended June 25, 2008 and 2007 and for the six months ended June 25, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Preferred stock is included on an “as converted” basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 25,
	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Income available to common stockholders	$1,315	57,165	$0.02	$4,257	53,810	$0.08
Effect of dilutive securities
Redeemable convertible preferred stock	--	--		556	7,254
Options and warrants	--	--		--	1,202
Earnings per share - diluted
Net income (loss)	$1,315	57,165	$0.02	$4,813	62,266	$0.08

	Six Months Ended June 25,
	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share - basic
Income (Loss) available to common stockholders	$2,785	56,615	$0.05	$7,150	53,750	$0.13
Effect of dilutive securities
Redeemable convertible preferred stock	--	--		--	--
Options and warrants	--	--		--	1,088
Earnings per share - diluted
Income available to common stockholders	$2,785	56,615	$0.05	$7,150	54,838	$0.13

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Accounts receivable	$10,605	$10,167
Less: Allowance for doubtful accounts	(1,000)	(944)
	$9,605	$9,223

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Balance at the beginning of the period	$944	$719
Add: provision during the period	92	272
Less: write-offs during the period	(36)	(47)
Balance at the end of the period	$1,000	$944

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Deposits for raw materials	$11,965	$12,053
Prepayments and advances	111	130
	$12,076	$12,183

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Raw materials (including packing materials)	$23,741	$20,403
Finished goods	1,561	1,743
	25,302	22,146
Less: Inventory reserve	(97)	(96)
	$25,205	$22,050

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Balance at the beginning of the period	$96	$104
Add: provision during the period	10	20
Less: write-offs during the period	(9)	(28)
Balance at the end of the period	$97	$96

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Due from related companies for sales	$976	$913

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	June 25, 2008	December 25, 2007
	(In years)	(Unaudited)

Buildings	40	$14,767	$13,839
Machinery and equipment	5 - 12	21,648	20,229
Construction in process		1,293	1,124
		37,708	35,192
Less: Accumulated depreciation and amortization		(10,093)	(9,206)
		$27,615	$25,986

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Land use rights	$8,976	$8,415
Less: Accumulated amortization	(1,241)	(1,121)
	$7,735	$7,294

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	June 25, 2008	December 25, 2007
	(Unaudited)

Deposits from customers	$620	$566
Accruals for payroll, bonus and benefits	519	294
Utilities and accrued expenses	1,691	1,905
	$2,830	$2,765

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of June 25, 2008, all of the warrants issued to the placement agent were exercised cashlessly and 4,803 shares of Series A Preferred Stock were converted into 5,087,270 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of June 25, 2008, 2,692 shares of Series B Preferred Stock were converted into 2,094,783 shares of Class A Common Stock, and no warrants were exercised.

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

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Original Discounts		(4,558)	(5,686)	(10,244)
Initial Balance of Redeemable Preferred Stock		757	2,672	3,429
Net value at conversion of preferred stock to common stocks	(7,495)	(1,472)	(1,345)	(2,817)
Accumulated accretion of original discounts		1,474	3,019	4,493
Balance June 25, 2008	8,005	759	4,346	$5,105

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	3.11% to 3.24%	1.82% to 2.77%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at issuances	$10,259
Loss on change in value of derivatives during 2005	4,064
Conversion of 1900 shares of Series A Preferred Stock to common stock during 2005	(2,188)
Fair Value at December 25, 2005	$12,135
Loss on change in value of derivatives during the period	1,434
Conversion of 3,438 shares of Series A & B Preferred Stock to common stock during 2006	(2,431)
Fair Value at December 25, 2006	$11,138
Gain on change in value of derivatives during the period	(8,412)
Conversion of 728 shares of Series A & B Preferred Stock to common stock during 2007	(233)
Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(1,428)
Conversion of 1,429 shares of Series A & B Preferred Stock to common stock during 2008	(107)
Fair Value at June 25, 2008	$958

NOTE 14. COMMON STOCK

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of June 25, 2008, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes the Company’s outstanding warrants as of June 25, 2008:

	Shares	Weighted Average Exercise Price
Warrants exercisable at June 25, 2008	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of June 25, 2008 are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at June 25, 2008	6,507,895

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of June 25, 2008, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of June 25, 2008, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of June 25, 2008, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

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

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at June 25, 2008 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at June 25, 2008	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at June 25, 2008	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$ 1.02	6.75	8,000,000	$ 1.765

The Company recorded compensation expense of $8,140,000 based on the fair value of the options granted during the year of 2006. Any exercise of such options granted on December 13, 2006 was contingent upon the effectiveness of a shareholder consent, which occurred on April 3, 2007. The Company has no future compensation expense to record from this option outstanding at December 25, 2006 because they were fully vested upon grant and compensation cost was recorded as of that date. As of June 25, 2008, our options granted had no intrinsic value.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$21	$20	$42	$40
Shandong Longfeng Flour Company Limited (b)	11	9	21	18
	$32	$29	63	58

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and the parent company.
(b)	Subsidiary of Shandong Longfeng Group Company.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective December 26, 2006, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

NOTE 19. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited, a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the six months ended June 25, 2008, the Company has spent approximately $1.29 million on the construction at the new plant and has committed to further capital expenditures of $1.03 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended June 25,		For the six months ended June 25,
	2008	2007	2008	2007
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	3,535	3,506	6,930	7,013
Flour	8,207	6,961	14,322	12,949
Soybean	2,773	2,568	4,962	4,233
	14,515	13,035	26,214	24,195
Income (loss) from operation
Instant noodles	222	239	550	468
Flour	1,231	1,343	2,298	2,356
Soybean	(18)	(67)	3	(163)
	1,435	1,515	2,851	2,661
Depreciation and amortization
Instant noodles	274	4	548	245
Flour	164	157	337	303
Soybean	62	56	122	108
	500	217	1,007	656

	June 25,	December 25,
	2008	2007
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	23,398	22,640
Flour	7,526	7,470
Soybean	4,426	3,170
	35,350	33,280

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements..

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia, and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the Company to begin exports of instant noodles and soybean powder to Europe. During the second quarter of the year 2006, we began exporting sales of noodle to Sweden and Greece. In early 2008, we began exporting noodle to Nigeria, Africa.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the brand reputation and quality of the Long Feng brand, as well as our commitment to international quality standards.

With the strong growth of our soybean powder business, we have recently decided to add soybean milk into our product line. We believe that soybean milk as a beverage would generate higher margin than food business. Such expansion would not increase our capital expenditure substantially given that we have our own packaging company in Longkou. The production and sale of soybean milk will likely commence in the first quarter of 2009.
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

The instant noodle segment in the PRC is also highly competitive. We compete against well-established foreign companies and many smaller companies. Our largest competitors are the “Master Kang” brand manufactured by Tingyi (Cayman Island) Holdings Corporation and the “President” brand manufactured by Uni-President Group, both based in Taiwan. Both are focused predominately in the more developed and competitive urban markets. We do not face substantial competition in the “high-quality” soybean powder market.

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
Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2008	2007	2008	2007

Net revenue	$14,515	$13,035	$26,214	$24,195
Cost of goods sold	(11,970)	(10,479)	(21,527)	(19,717)
Gross profit	2,545	2,556	4,687	4,478
Selling and distribution expenses	(369)	(284)	(590)	(523)
General and administrative expenses	(741)	(757)	(1,246)	(1,294)
Gain (loss) on fair value adjustments to embedded derivatives	738	3,101	1,428	5,638
Income (loss) before income taxes and minority interest	2,228	5,233	4,524	8,982
Provision for income taxes	(472)	(420)	(786)	(720)
Net income (loss)	1,756	4,813	3,738	8,262

Six Months Ended June 25, 2008 Compared to Six Months Ended June 25, 2007

Net Revenue

Net revenue for the six months ended June 25, 2008 was $26,214,000, representing an increase of $2,019,000, or 8%, from $24,195,000 for the six months ended June 25, 2007.

The increase was due to the growth in market demand principally for flour products, which increased from $12,949,000 for the six months ended June 25, 2007 to $14,322,000 for the six months ended June 25, 2008. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit slightly decreased to 17.9% for the six months ended June 25, 2008 from 18.5% for the six months ended June 25, 2007 as a result of the increase in raw material prices.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $590,000 for the six months ended June 25, 2008, representing an increase of $67,000 from $523,000 for the corresponding period of 2007. The increase was in line with the growth of our revenue.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% for the six months ended June 25, 2008 as compared with the corresponding period in 2007. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized. We monitor our selling and distribution expenses by reviewing the amount of expenses compared with the amount of revenue earned and adjust our expenses to maintain the percentage of net revenue. Spending has to be approved by sales director in advance and must in line with the sales budget.

General and Administrative Expenses

General and administrative expenses decreased $48,000, or 4%, to $1,246,000 for the six months ended June 25, 2008 as compared to $1,294,000 for the six months ended June 25, 2007. The decrease was primarily due to the cost controls implemented by us.

Income from Operations

Income from operations increased $190,000, or 7%, to $2,851,000 for the six months ended June 25, 2008 as compared to $2,661,000 for the six months ended June 25, 2007, which is in line with the increase of gross profit arising from the growth of business.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the six months ended June 25, 2008, the gain in this regard was $1,428,000. For the corresponding period of 2007, it was approximately $5.64 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT Refunds

VAT refunds decreased to $28,000 for the six months ended June 25, 2008 as compared to $540,000 for the six months ended June 25, 2007. This decrease was solely due to the decrease in the amount of tax refunds received from the municipal government of China.

Net Income

Net income was $3,738,000 for the six months ended June 25, 2008 as compared to $8,262,000 for the six months ended June 25, 2007. Such decrease was primarily due to the fluctuation in gain derived from changes in the fair value of derivative instruments.

Three Months Ended June 25, 2008 Compared to Three Months Ended June 25, 2007

Net Revenue

Net revenue for the quarter ended June 25, 2008 was $14,515,000, representing an increase of $1,480,000, or 11%, from $13,035,000 for the quarter ended June 25, 2007.

The increase was due to the growth in market demand principally for flour products, which increased from $6,961,000 for the three months ended June 25, 2007 to $8,207,000 for the three months ended June 25, 2008. The selling prices for all our products remained stable.

Gross Profit

As a percentage of net revenue, gross profit decreased to 17.5% for the three months ended June 25, 2008 from 19.6% for the three months ended June 25, 2007 due to the increase in raw material prices.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $369,000 for the quarter ended June 25, 2008, representing an increase of $85,000 or 30% from $284,000 for the corresponding quarter of 2007. The increase was in line with the growth of our revenue.

As a percentage of net revenue, selling and distribution expenses slightly increased to 3% for the quarter ended June 25,2008 as compared to 2% for the corresponding period in 2007. The increase was in line with the growth of our revenue.

General and Administrative Expenses

General and administrative expenses slightly decreased by $16,000, or 2%, to $741,000 for the quarter ended June 25, 2008 as compared to $757,000 for the quarter ended June 25, 2007. The decrease was primarily due to the savings arising from outsourcing our employee canteen operations to an independent contractor.

Income from Operations

Income from operations was $1,435,000 for the three months ended June 25, 2008 as compared to $1,515,000 for the three months ended June 25, 2007. The decrease was primarily due to the increase in selling and distribution expenses and the decrease in gross profit.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the three months ended June 25, 2008, the gain in this regard was $738,000. For the corresponding period of 2007, it was approximately $3.1 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT Refunds

VAT refund decreased to $28,000 for the quarter ended June 25, 2008 as compared to $488,000 for the quarter ended June 25, 2007. This decrease was solely due to the decrease in the amount of tax refunds received from the municipal government of China.

Net Income

Net income was $1,756,000 for the quarter ended June 25, 2008 as compared to $4,813,000 for the quarter ended June 25, 2007. Such decrease was primarily due to the fluctuation in gain derived from changes in the fair value of derivative instruments.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased $8,411,000 to $44,620,000 at June 25, 2008 as compared to $36,209,000 at December 25, 2007, which was primarily due to the growth and profitability of the business.

Cash and cash equivalents were $9,503,000 as of June 25, 2008, an increase of $5,857,000 from December 25, 2007. The Company believes that it has enough cash available and expects to have enough income from operations to operate for the next 12 months.

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

As of June 25, 2008, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$2,303	$2,976	$2,726	$--	$--	$--	$8,005
Pre-determined annual fee charged by joint venture partners	59	118	118	118	118	3,886	4,417
Total	$2,362	$3,094	$2,844	$118	$118	$3,886	$12,422

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(1,429)
$8,005

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

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in the PRC except for some minor export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi. Hence, the effect of the fluctuations of the Renminbi exchange rate relative to other currencies is considered minimal to our business operations. However, we use the United States dollar for financial reporting purposes and therefore, fluctuations in the exchange rate between the Renminbi and the U.S dollar will result in increases or decreases in other comprehensive income or loss. Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not strengthen or devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of our net assets and income derived from our operations in the PRC.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 25, 2008, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 25, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Chinese operating subsidiaries are subject to the People’s Republic of China Enterprise Income Tax Law Concerning Foreign-Invested Enterprises and Foreign Enterprises. Under this law and its related regulations, our Chinese subsidiaries as foreign-invested enterprises, are generally subject to enterprise income tax at a statutory rate of 33% (30% national income tax plus 3% local income tax) through 2007, and 25% from January 1, 2008 under the tax law described below. However, as manufacturing foreign invested enterprises, our Chinese subsidiaries enjoyed “two-year exemption, three-year 50% reduction” preferential tax treatment from their first profitable year. However, under the new tax law, a new manufacturing foreign-invested enterprise established after March 16, 2007 will not be entitled to such preferential tax treatment anymore.

On March 16, 2007, the National People’s Congress of the People’s Republic of China passed the People’s Republic of China Enterprise Income Tax Law, which was effective as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually be subject to the new tax rate over a five-year transition period starting from the effectiveness date of the new law. For foreign-invested enterprises that currently enjoy “two-year exemption, three-year 50% reduction” preferential tax treatment, the tax holiday are still valid.

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

NEW DRAGON ASIA CORP.

Dated: August 4, 2008	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: August 4, 2008	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer