Form 10-Q
period 2008-09-25
NEW DRAGON ASIA CORP
filed 2008-11-07
CIK 1089590

NWD 20081028
Loeb & Loeb 20081023
Horwath 20081027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☐         Non-Accelerated Filer ☐          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Class A Common Stock outstanding as of October 31, 2008 was 60,922,981.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2008

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION	3

ITEM 1.	Consolidated Financial Statements:	3

	Consolidated Balance Sheets as of September 25, 2008 (unaudited) and December 25, 2007	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 25, 2008 and 2007	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine months ended September 25, 2008 (unaudited) and the year ended December 25, 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2008 and 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

PART II:	OTHER INFORMATION	27

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

SIGNATURES		34

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 25, 2008	December 25, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,298	$3,646
Accounts receivable, net	9,567	9,223
Deposits and prepayments, net	14,082	12,183
Inventories, net	25,730	22,050
Due from related companies	1,022	913
Total current assets	55,699	48,015

Property, machinery and equipment, net	27,807	25,986
Land use rights, net	7,737	7,294
Goodwill	125	125
Total assets	$91,368	$81,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,555	$2,982
Other payables and accruals	2,772	2,765
Taxes payable	689	3,530
Embedded derivatives, at fair value	566	2,493
Due to related companies	—	36
Total current liabilities	8,582	11,806

Due to New Dragon Asia Food Limited	2,648	1,405
Due to joint venture partners	870	272
Total liabilities	12,100	13,483
Minority interests	316	294
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding – 7,253 shares and 9,434 shares at September 25, 2008 and December 25, 2007	4,904	5,321

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding – 58,758,275 at September 25, 2008 and 55,195,385 at December 25, 2007	6	5
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	31,860	29,982
Retained earnings	28,451	24,568
Accumulated other comprehensive income	13,731	7,767
Total stockholders’ equity	74,048	62,322
Total liabilities and stockholders’ equity	$91,368	$81,420

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2008	2007	2008	2007

Net revenue	$14,942	$13,955	$41,156	$38,150
Cost of goods sold	(12,439)	(11,148)	(33,966)	(30,865)
Gross profit	2,503	2,807	7,190	7,285
Selling and distribution expenses	(387)	(302)	(977)	(825)
General and administrative expenses	(569)	(731)	(1,815)	(2,025)
Income from operations	1,547	1,774	4,398	4,435
Other income (expense):
Interest income	4	3	6	18
Other income (expense)	32	15	247	143
Gain on fair value adjustments to embedded derivatives	362	1,903	1,790	7,541
VAT refund	32	—	60	540
Income (loss) before income taxes and minority interests	1,977	3,695	6,501	12,677
Provision for income taxes	(470)	(491)	(1,256)	(1,211)
Income (loss) before minority interests	1,507	3,204	5,245	11,466
Minority interests	—	—	—	—
Net income (loss)	$1,507	$3,204	$5,245	$11,466
Accretion of Redeemable Preferred Stock	(282)	(377)	(942)	(1,133)
Preferred Stock Dividends	(127)	(178)	(420)	(534)
Income (loss) available to common stockholders	$1,098	$2,649	$3,883	$9,799

Earnings per common share
Basic	$0.02	$0.05	$0.07	$0.18
Diluted	$0.02	$0.05	$0.07	$0.18
Weighted average number of common shares outstanding
Basic	58,625	54,073	57,263	53,858
Diluted	58,625	54,950	57,263	54,735

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Class A Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at December 25, 2006	53,614	$5	$28,411	$12,668	$2,928	$44,012	$(474)
Net income				14,115		14,115	14,115
Accretion of redeemable preferred stock				(1,512)		(1,512)
Preferred stock dividends				(703)		(703)
Foreign currency translation adjustment					4,839	4,839	4,839
Class A Common Stock issued in dispute resolution	275		269			269
Conversion of preferred stocks and related dividend payments in Class A Common Stock	1,306		1,302			1,302
Balance at December 25, 2007	55,195	$5	$29,982	$24,568	$7,767	$62,322	$18,954
Net income				5,245		5,245	5,245
Accretion of Redeemable Preferred Stock				(942)		(942)
Preferred Stock Dividends				(420)		(420)
Foreign currency translation adjustment					5,964	5,964	5,964
Conversion of Preferred Stock and related dividend into shares of Class A Common Stock	3,563	1	1,878			1,879
Balance at September 25, 2008 (unaudited)	58,758	$6	$31,860	$28,451	$13,731	$74,048	$11,209

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine months ended September 25,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,245	$11,466
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	112	299
Provision for inventory reserve	2	4
Depreciation and amortization of property, machinery, equipment and land use rights	1,562	1,213
(Gain) loss on fair value adjustments to embedded derivatives	(1,790)	(7,541)
Stock-based expense for services received	—	269
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(456)	(98)
Deposits and prepayments	(1,899)	(5,079)
Inventories	(3,682)	(8,343)
Due from related companies	(109)	(36)
Increase (decrease) in:
Accounts payable	1,573	1,340
Other payables and accruals	53	(213)
Taxes payable	(2,841)	(815)
Due to related companies	(36)	—
Net cash provided by (used in) operating activities	(2,266)	(7,534)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(598)	(1,237)
Proceeds from sale of property, machinery and equipment	3	—
Net cash used in investing activities	(595)	(1,237)

Cash flows from financing activities:
Preferred stock dividend	—	(49)
Proceeds from (repayments to) parent company	1,243	752
Proceeds from (repayment to) joint venture partners	598	60
Payment for preferred stock redemption	(84)	—
Net cash provided by financing activities	1,757	763
Foreign currency translation adjustment	2,756	1,472
Net increase (decrease) in cash and cash equivalents	1,652	(6,536)
Cash and cash equivalents at beginning of period	3,646	10,276
Cash and cash equivalents at end of period	$5,298	$3,740

Non-Cash Investing and Financing Activities

Conversion of preferred stock into Class A common stock	$2,181	$—

Dividend payments on preferred stock in the form of Class A common stock	$466	$500

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a corporation incorporated in the State of Florida (collectively with its subsidiaries, the “Company”), is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in the People’s Republic of China (the “PRC” or “China”). The Company is headquartered in Shandong Province in the PRC and has its corporate office in Shenzhen and eight manufacturing plants in Yantai, Beijing, Chengdu, and Penglai.

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

These consolidated financial statements for interim periods are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for a full year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2007.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income (loss). The Company has obtained a valuation report from a valuation firm to support its estimates.

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

The Company has determined that the conversion features of its redeemable convertible preferred stock and warrants to purchase common stock are derivatives that the Company is required to account for as if they were free-standing instruments under U.S. GAAP. The Company has also determined that it is required to designate these derivatives as liabilities in its financial statements. As a result, the Company reports the value of these embedded derivatives as current liabilities on its balance sheet and reports changes in the value of these derivatives as non-operating gains or losses on its statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in the statement of operations and resulting adjustments to the associated liability amounts reflected on the balance sheet) on a quarterly basis, and is based on the market value of the Company’s common stock. Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on the Company’s statement of operations.

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

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the embedded derivative, the Company’s only financial asset measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and its level within the fair value hierarchy as of September 25, 2008:

(In thousands)	Fair Value
As of September 25, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$—	$566	$—	$566

The following table reconciles, for the period ended September 25, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative at December 25, 2007	$2,493
Gain on fair value adjustments to embedded derivatives	(1,790)
Conversion of shares effect on embedded derivative	(137)
Balance at September 25, 2008	$566

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares and our stock price and the time to conversion of the related financial instruments. See note 13 for more information on the valuation methods used.

Fair Value Option

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company had not chosen to adopt this statement early. Management currently believes its adoption of SFAS 159 will not be material to its financial statement until such time as it decides to adopt a fair value option for an eligible item and it has no plans at this time to do so.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on December 26, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of September 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$5,242	$56	$5,298
- Others	86,050	20	86,070
Total assets	91,292	76	91,368
Liabilities	8,839	3,261	12,100
Minority interests	316	—	316
Intercompany	14,051	(14,051)	—
Equity	62,741	11,307	74,048

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the nine months ended September 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$41,156	$—	$41,156
Cost of goods sold	(33,966)	—	(33,966)
General and administrative expenses	(1,140)	(675)	(1,815)
Income (loss) from operations	5,073	(675)	4,398
Provision for income taxes	(1,256)	—	(1,256)
Other income	313	1,790	2,103
Net income	4,130	1,115	5,245

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 16,143 dilutive shares on an “as converted” basis for the Series A and B Redeemable Convertible Preferred Stock were excluded from the calculation of diluted EPS for the three and nine months ended September 25, 2008 since their effect would have been anti-dilutive. In addition, options for 8,000 shares and warrants for 6,507 shares were excluded for the three and nine months ended September 25, 2008.

The calculation of diluted weighted average common shares outstanding for the three months ended September 25, 2008 and 2007 and for the nine months ended September 25, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Series A and B Redeemable Preferred Stock is included on an “as converted” basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
Earnings per share – basic
Income available to common stockholders	$1,098	58,625	$0.02	$2,649	54,073	$0.05
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	877
Earnings per share – diluted
Income available to common stockholders	$1,098	58,625	0.02	$2,649	54,950	$0.05

	Nine Months Ended September 25,
	2008			2007
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share – basic
Income available to common stockholders	$3,883	57,263	$0.07	$9,799	53,858	$0.18
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	877
Earnings per share – diluted
Income available to common stockholders	$3,883	57,263	0.07	$9,799	54,735	$0.18

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Accounts receivable	$10,651	$10,167
Less: Allowance for doubtful accounts	(1,084)	(944)
	$9,567	$9,223

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Balance at the beginning of the period	$944	$719
Add: provision during the period	182	272
Less: write-offs during the period	(42)	(47)
Balance at the end of the period	$1,084	$944

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Deposits for raw materials	$13,960	$12,053
Prepayments and advances	122	130
	$14,082	$12,183

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Raw materials (including packing materials)	$24,003	$20,403
Finished goods	1,829	1,743
	25,832	22,146
Less: Inventory reserve	(102)	(96)
	$25,730	$22,050

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Balance at the beginning of the period	$96	$104
Add: provision during the period	9	20
Less: write-offs during the period	(3)	(28)
Balance at the end of the period	$102	$96

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Due from related companies for sales	$1,022	$913

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	September 25, 2008	December 25, 2007
	(In years)	(Unaudited)

Buildings	40	$14,889	$13,839
Machinery and equipment	5 - 12	21,805	20,229
Construction in process		1,685	1,124
		38,379	35,192
Less: Accumulated depreciation and amortization		(10,572)	(9,206)
		$27,807	$25,986

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Land use rights	$9,040	$8,415
Less: Accumulated amortization	(1,303)	(1,121)
	$7,737	$7,294

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2008	December 25, 2007
	(Unaudited)

Deposits from customers	$526	$566
Accruals for payroll, bonus and benefits	306	294
Utilities and accrued expenses	1,940	1,905
	$2,772	$2,765

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of September 25, 2008, all of the warrants issued to the placement agent were exercised cashlessly and 4,936 shares of Series A Preferred Stock were converted into 5,322,739 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued. As of September 25, 2008, 3,311 shares of Series B Preferred Stock were converted into 3,399,269 shares of Class A Common Stock, and no warrants were exercised.

In connection with the issuance of the Series A and B Redeemable Convertible Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1,827,000. The Company also identified freestanding financial instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A and B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using combination of the Black-Scholes and Binomial Pricing Models. The summary of activity in the Series A and B Preferred Stock is as follows (in thousands):

Redeemable Convertible Preferred Stock
	Number of shares	Series A	Series B	Combined
Sale of Series A Preferred Stock	6,000	$6,000		$6,000
Sale of Series B Preferred Stock	9,500		$9,500	9,500
Expenses of Offering		(685)	(1,142)	(1,827)
Original Discounts		(4,558)	(5,686)	(10,244)
Initial Balance of Redeemable Preferred Stock		757	2,672	3,429
Net value at conversion of preferred stock to common stock	(8,247)	(1,564)	(1,736)	(3,300)
Accumulated accretion of original discounts		1,528	3,247	4,775
Balance September 25, 2008	7,253	721	4,183	$4,904

The pricing model the Company used for determining fair values of the derivatives is a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income (loss). The Company has obtained a valuation report from a valuation firm to support its estimates. The principal assumptions used to value these complex freestanding financial instruments were as follows:

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	65%	65%
Risk-free interest rate	2.39%	0.81% to 2.01%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows (in thousands):

Fair Value at December 25, 2006	$11,138
Gain on change in value of derivatives during the period	(8,412)
Conversion of 728 shares of Series A & B Preferred Stock to common stock during 2007	(233)
Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(1,790)
Conversion of 2,181 shares of Series A & B Preferred Stock to common stock during 2008	(137)
Fair Value at September 25, 2008	$566

NOTE 14. COMMON STOCK

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of September 25, 2008, warrants to purchase 25,000 shares of Class A Common Shares were outstanding.

NOTE 15. WARRANTS

The following table summarizes the Company’s outstanding warrants as of September 25, 2008:

	Shares	Weighted Average Exercise Price
Warrants exercisable at September 25, 2008	6,507,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and the respective exercise prices as of September 25, 2008 are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price

October 2003 private placement	25,000	$0.979

July 2005 private placement
6-year warrants	3,157,895	1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at September 25, 2008	6,507,895

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of September 25, 2008, all of these options were exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of September 25, 2008, all of these options were exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of September 25, 2008, none of these options were exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

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

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at September 25, 2008 and related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at September 25, 2008	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at September 25, 2008	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$1.02	6.50	8,000,000	$1.765

The Company recorded compensation expense of $8,140,000 based on the fair value of the options granted during the year of 2006. Any exercise of such options granted on December 13, 2006 was contingent upon the effectiveness of a shareholder consent, which occurred on April 3, 2007. The Company has no future compensation expense to record from this option outstanding at December 25, 2006 because they were fully vested upon grant and compensation cost was recorded as of that date. As of September 25, 2008, our options granted had no intrinsic value.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Particulars of significant transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$23	$21	$65	$61
Shandong Longfeng Flour Company Limited (b)	13	10	34	28
	$36	$31	99	89

(a)	Shandong Longfeng Group Company is a joint venture partner of the Company and New Dragon Asia Food Limited, the parent company of New Dragon Asia Corp.
(b)	Subsidiary of Shandong Longfeng Group Company.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of September 25, 2008 and December 25, 2007, there were no material deferred tax assets or deferred tax liabilities. The expenses of the Florida company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

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

NOTE 19. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the nine months ended September 25, 2008, the Company has spent approximately $1.69 million on the construction at the new plant and has committed to further capital expenditures of $0.63 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in mainland China, no geographical segment information is presented.

	For the three months ended September 25,		For the nine months ended September 25,
	2008	2007	2008	2007
	(in thousands, unaudited)
Net revenue
Instant noodles	$3,648	$3,853	$10,578	$10,866
Flour	8,789	7,805	23,111	20,754
Soybean	2,505	2,297	7,467	6,530
	$14,942	$13,955	$41,156	$38,150

Income (loss) from operation
Instant noodles	$94	$360	$644	$828
Flour	1,335	1,648	3,633	4,004
Soybean	118	(234)	121	(397)
	$1,547	$1,774	$4,398	$4,435
Depreciation and amortization
Instant noodles	$296	$338	$844	$583
Flour	190	164	527	467
Soybean	69	55	191	163
	$555	$557	$1,562	$1,213

	September 25,	December 25,
	2008	2007
	(in thousands)
Identifiable long-term assets
Instant noodles	$23,722	$22,640
Flour	7,404	7,470
Soybean	4,418	3,170
	$35,544	$33,280

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

The pricing model we use for determining fair values of our derivatives is a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support its estimates.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will adopt SFAS 160 beginning on December 26, 2008 and are currently evaluating the potential impact on our financial statements when implemented.

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

Overview

Headquartered in Shandong Province, PRC, we are engaged in the milling, sale, and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called “LONG FENG”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have eight manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and approximately 4,500 tons of soybean powder.

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia, and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to begin exports of instant noodles and soybean powder to Europe. During the second quarter of the year 2006, we began export sales of noodles to Sweden and Greece. In early 2008, we began exporting noodles to Nigeria, Africa.

We also receive orders for flour from certain KFC Corporation locations in China and KFC’s intermediary suppliers for flour. KFC requires rigorous quality control standards for its flour of at least the ISO9002 level. We believe that KFC’s orders reflect the brand reputation and quality of the Long Feng brand, as well as our commitment to international quality standards.

With the strong growth of our soybean powder business, we have recently decided to add soybean milk into our product line. We believe that soybean milk as a beverage should generate higher margins than our existing food business. Such expansion would not increase our capital expenditures substantially given that we have our own packaging company in Longkou. The production and sale of soybean milk will likely commence in the first quarter of 2009.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2008	2007	2008	2007

Net revenue	$14,942	$13,955	$41,156	$38,150
Cost of goods sold	(12,439)	(11,148)	(33,966)	(30,865)
Gross profit	2,503	2,807	7,190	7,285
Selling and distribution expenses	(387)	(302)	(977)	(825)
General and administrative expenses	(569)	(731)	(1,815)	(2,025)
Gain (loss) on fair value adjustments to embedded derivatives	362	1,903	1,790	7,541
Income (loss) before income taxes and minority interest	1,977	3,695	6,501	12,677
Provision for income taxes	(470)	(491)	(1,256)	(1,211)
Net income (loss)	1,507	3,204	5,245	11,466

Nine Months Ended September 25, 2008 Compared to Nine Months Ended September 25, 2007

Net Revenue

Net revenue for the nine months ended September 25, 2008 was $41,156,000, representing an increase of $3,006,000, or 8%, from $38,150,000 for the nine months ended September 25, 2007.

The increase was mainly due to the increase in the average selling price for our flour products, which represented $20,754,000 of net revenue for the nine months ended September 25, 2007 and $23,111,000 for the nine months ended September 25, 2008.

Gross Profit

As a percentage of net revenue, gross profit margin decreased to 17% for the nine months ended September 25, 2008 from 19% for the nine months ended September 25, 2007 as a result of the increase in raw material prices, principally wheat.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $977,000 for the nine months ended September 25, 2008, representing an increase of $152,000 from $825,000 for the corresponding period of 2007. The increase was primarily due to the increase in selling commissions.

As a percentage of net revenue, selling and distribution expenses remained constant at 2% for the nine months ended September 25, 2008 as compared with the corresponding period in 2007. These results were primarily because we made no major change to our selling and distribution channels and as a result our costs were stabilized. We monitor our selling and distribution expenses by reviewing the amount of expenses compared with the amount of revenue earned and adjust our expenses to maintain the percentage of net revenue. Spending has to be approved by a sales director in advance and must in be in line with the sales budget.

General and Administrative Expenses

General and administrative expenses decreased $210,000, or 10%, to $1,815,000 for the nine months ended September 25, 2008 as compared to $2,025,000 for the nine months ended September 25, 2007. The decrease was primarily due to the reduction of headcount at our back office.

Income from Operations

Income from operations slightly decreased $37,000, or 0.8%, to $4,398,000 for the nine months ended September 25, 2008 from $4,435,000 for the nine months ended September 25, 2007 as a result of the increase in wheat prices.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the nine months ended September 25, 2008, the gain in this regard was $1,790,000. For the corresponding period of 2007, it was approximately $7.54 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT Refunds

VAT refunds decreased to $60,000 for the nine months ended September 25, 2008 as compared to $540,000 for the nine months ended September 25, 2007. This decrease was solely due to the decrease in the amount of tax refunds received from the municipal government of China.

Net Income

Net income was $5,245,000 for the nine months ended September 25, 2008 as compared to $11,466,000 for the nine months ended September 25, 2007. Such decrease was primarily due to the fluctuation in gain derived from changes in the fair value of derivative instruments.

Three Months Ended September 25, 2008 Compared to Three Months Ended September 25, 2007

Net Revenue

Net revenue for the quarter ended September 25, 2008 was $14,942,000, representing an increase of $987,000, or 7%, from $13,955,000 for the quarter ended September 25, 2007.

The increase was due to the increase in the average selling price for our flour products, which represented $7,805,000 of net revenue for the three months ended September 25, 2007 and $8,789,000 for the three months ended September 25, 2008.

Gross Profit

As a percentage of net revenue, gross profit margin decreased to 17% for the three months ended September 25, 2008 from 20% for the three months ended September 25, 2007 due to the increase in raw material prices, principally wheat.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $387,000 for the quarter ended September 25, 2008, representing an increase of $85,000 or 28% from $302,000 for the corresponding quarter of 2007. The increase was primarily due to the increase in selling commissions.

As a percentage of net revenue, selling and distribution expenses slightly increased to 2.6% for the quarter ended September 25, 2008 as compared to 2.2% for the corresponding period in 2007. The increase was primarily due to the increase in selling commissions.

General and Administrative Expenses

General and administrative expenses decreased by $162,000, or 22%, to $569,000 for the quarter ended September 25, 2008 as compared to $731,000 for the quarter ended September 25, 2007. The decrease was primarily due to the reduction of headcount at our back office.

Income from Operations

Income from operations was $1,547,000 for the three months ended September 25, 2008 as compared to $1,774,000 for the three months ended September 25, 2007. The decrease was primarily due to the increase in selling and distribution expenses and the decrease in gross profit.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate gross proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the three months ended September 25, 2008, the gain in this regard was $362,000. For the corresponding period of 2007, it was approximately $1.9 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT Refunds

VAT refund was $32,000 for the quarter ended September 25, 2008 as compared to $0 for the quarter ended September 25, 2007. This increase was solely due to the fact that no tax refunds were received from the municipal government of China during the quarter ended September 25, 2007.

Net Income

Net income was $1,507,000 for the quarter ended September 25, 2008 as compared to $3,204,000 for the quarter ended September 25, 2007. Such decrease was primarily due to the fluctuation in gain derived from changes in the fair value of derivative instruments.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased $10,908,000 to $47,117,000 at September 25, 2008 as compared to $36,209,000 at December 25, 2007, which was primarily due to the growth and profitability of the business.

Cash and cash equivalents were $5,298,000 as of September 25, 2008, an increase of $1,652,000 from December 25, 2007. The Company believes that it has enough cash available and expects to have enough income from operations to operate for the next 12 months.

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

As of September 25, 2008, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$1,504	$3,274	$2,475	$—	$—	$—	$7,253
Pre-determined annual fee charged by joint venture partners	29	118	118	118	118	3,886	4,387
Total	$1,533	$3,392	$2,593	$118	$118	$3,886	$11,640

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,181)
$7,253

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 25, 2008, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 25, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties

We are a holding company established in the state of Florida and conduct our core business operations through our operating subsidiaries, Hero Treasure Ltd., Delta Link Ltd., Mix Creation Ltd., Rich Delta Ltd. and Keen General Ltd. and their respective subsidiaries in China. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from our subsidiaries. If our subsidiaries incur debt on their own behalf, the debt instruments may restrict their ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares. Under the current PRC laws, because we are incorporated in the State of Florida, our PRC subsidiaries are each regarded as a wholly foreign-owned enterprise in China. Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. In addition, distribution of additional equity interests by any of our PRC subsidiaries to us (which is credited as fully paid through capitalization of the PRC subsidiaries’ undistributed profits) requires additional approval of the PRC government due to an increase in our registered capital and total investment in the subsidiary. Under current PRC laws, each of our subsidiaries is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments from the subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders. Moreover, any transfer of funds from us to the subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and the subsidiaries could restrict our ability to act in response to changing market conditions.

Regulations relating to offshore investment activities by PRC residents may adversely affect our business and prospects

On September 8, 2006, several agencies of the PRC government issued a regulation concerning restrictions on investments in China through special purpose companies incorporated overseas and the listing of the shares of those companies in overseas markets. The regulation contains a number of provisions relating to the acquisition of Chinese domestic companies which involve “important industries” and may affect the national economic safety or result in the transfer of actual control rights of any company having “famous brands” or any “old established Chinese brands,” and require that the parties to any such transaction report to the Ministry of Commerce for approval. Additionally, any foreign company directly or indirectly controlled by Chinese companies or individuals used as a vehicle for public listing in an overseas stock market will need China Securities Regulatory Commission approval in connection with such listing. As it is uncertain how this new regulation will be interpreted or implemented, we cannot predict how this regulation will affect our business operations or future strategies. For example, we may be subject to a more stringent review and approval process with respect to our acquisition activities, which may adversely affect our business and prospects.

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

RISKS RELATED TO OUR BUSINESS

We may be subject to product liability claims and product recalls that could result in a decrease in demand for our products due to negative publicity, which could negatively impact our profitability.

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

In September 2008, the Health Ministry of the People’s Republic of China announced that several babies had died in recent months and thousands more had been sickened by contaminated milk formula powder due to the presence of melamine, an industrial chemical sometimes used to make plastics and fertilizer. On October 22, 2008, the United Nations issued a paper addressing food safety in China, citing key challenges for China as the need for a more modern food safety law; the need for improved monitoring, inspection and enforcement; and the need to continue to improve standards to bring China in line with international norms. Although none of our products contain milk powder, negative international publicity surrounding this food safety issue could influence the popular perceptions of international consumers and result in lower demand for exports of food products from China, which could have an adverse effect on our sales and profitability.

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

NEW DRAGON ASIA CORP.

Dated: November 7, 2008	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer

Dated: November 7, 2008	By:	/s/ Peter Mak
Name: Peter Mak
Title: Chief Financial Officer