Form 10-K
period 2008-12-25
NEW DRAGON ASIA CORP
filed 2009-04-07
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 25, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as Specified in its Charter)

Florida	88-0404114
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

10 Huangcheng Road (N), Longkou, Shandong Province, PRC

 (Address of Principal Corporate Offices) (Zip Code)

(86 535) 8951-567
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class: Class A Common Stock, $ 0.0001 par value.

Name of Each Exchange on Which Registered: NYSE Amex.

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
Yes ☐ No ☒

As of June 25, 2008 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $36 million.

As of March 9, 2009, there were 64,145,392 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

		PAGE
PART I

ITEM 1.	Business	1

ITEM 1A.	Risk Factors	4

ITEM 1B.	Unresolved Staff Comments	10

ITEM 2.	Properties	10

ITEM 3.	Legal Proceedings	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	12

ITEM 6.	Selected Financial Data	13

ITEM 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	13

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk	20

ITEM 8.	Financial Statements and Supplementary Data	20

ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	20

ITEM 9A(T).	Controls and Procedures	21

ITEM 9B.	Other Information	21

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	22

ITEM 11.	Executive Compensation	24

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	25

ITEM 13.	Certain Relationships and Related Transactions, and
	Director Independence	25

ITEM 14.	Principal Accounting Fees and Services	26

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	28

SIGNATURES		31

FINANCIAL STATEMENTS		F-1

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

PART I

ITEM 1. BUSINESS

OVERVIEW

New Dragon Asia Corp. and its subsidiaries (collectively, “New Dragon”, “NWD”, “the Company”, “we”, “us”, or “our”) are engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. We are headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”). With a well-known brand name called “Long Feng”, we market our well-established product line through a countrywide network of over 200 key distributors and 16 regional offices in 27 Chinese provinces. We have eight manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of Soybean powder. We were incorporated in the State of Florida on March 18, 1999 under the name Bio-Aqua Systems, Inc.

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

In late 2005, we began producing two types of soybean products – soybean protein powder and soybean powder. These products are principally supplied to food and beverage manufacturers.

Our revenue by product category for the year ended December 25, 2008 was approximately 55% for flour products, 27% for instant noodles and 18% for soybean products.

	Year Ended December 25,
	2008	2007
	(In thousands)
Net revenue:
Instant noodles	$13,234	$15,262
Flour	27,008	30,903
Soybean	9,098	9,573
	$49,340	$55,738

For more information, please refer to Note 19 of the accompanying consolidated financial statements “Segment Information”.

We believe that we have developed a reputation in China for producing high quality food products. Our production plants operate at a high level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our “state of the art” manufacturing equipment is imported from Switzerland, Japan, and Korea. We also operate strict quality control systems, resulting in a favorable customer perception of the “Long Feng” brand.

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

Our domestic distribution system is the key to our continued success in developing “Long Feng” as one of the leading brands in China. We have more than 200 points of distribution, of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.  During 2008, sales in China accounted for 95% of our instant noodle sales.

Our primary customer base for both our flour products and instant noodles consists of stores in the rural areas throughout China, where we believe our brand has long been recognized as the highest quality available for the price. The rural market is rapidly growing, benefiting from increases in rural consumer income. We believe that brand loyalty is strongest in this sector. The Company also sells to supermarkets mainly in urban areas.

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia.  We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the Company to begin exports of instant noodles and soybean powder to Europe. In early 2008, we began exporting noodles to Nigeria, Africa. During 2008, export sales accounted for approximately 5% of our instant noodle sales.

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

STRATEGY

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

-	acquire additional locations to increase our production capacity; and
-	build strategic alliances with multinational food groups to enhance product range and capitalize on our distribution network in China.

Plans for expansion of the existing plants are expected to be funded through current working capital from ongoing sales. Acquisitions of plants will require an additional infusion of funds in the form of debt or equity, or a combination of both.  However, there can be no assurance these funds will be available.

EMPLOYEES

We employ approximately 1,500 employees. All of them are located in the eight plants and our corporate office located in Shandong Province, Sichuan Province and Beijing. We have maintained good relationships with our employees and no major disputes have incurred since our inception.

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

Similarly, the PRC accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise’s financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with U.S. Generally Accepted Auditing Standards.

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

CUSTOMERS

We have approximately 560 customers for our products. None of our customers individually accounts for more than 5% of our revenue. We source our wheat and soybean from approximately 50 suppliers. None of the suppliers individually accounts for more than 5% of our purchases. Historically, our fourth quarter revenue is much higher than the other three quarters due to preparations for the Chinese New Year holiday, which begins in January or February.

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

RISKS RELATED TO OUR CLASS A COMMON STOCK

We have never declared or paid any dividends on our Class A Common Stock

We have never declared or paid any dividends on our Class A Common Stock. Our ability to pay such cash dividends is subject to our receipt of dividends from our operating subsidiaries, which are subject to legal restrictions in the PRC on making such payments.  We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. The declaration and payment in the future of any cash or stock dividends on the Class A Common Stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Class A Common Stock, including the shares of our outstanding Series A and Series B Preferred Stock; our future earnings, if any; capital requirements; financial condition; plans for expansion; restrictions imposed by PRC law; any financing arrangements; and such other factors as our Board of Directors may consider to be relevant from time to time. We do not expect to declare or pay any dividends on our Class A Common Stock in the foreseeable future.

We are controlled by our major shareholder

Our major shareholder, New Dragon Asia Food Ltd., which is controlled by our Chairman, Mr. Heng Jing Lu, owns approximately 44% of our outstanding shares.  Mr. Lu has sole voting and dispositive control over the shares of us held by New Dragon Asia Food Ltd.  As a result, Mr. Lu, through this shareholder, effectively exercises control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may not be viewed as beneficial by other shareholders.

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties

We are a holding company established in the state of Florida and conduct our core business operations through our operating subsidiaries, Hero Treasure Ltd., Delta Link Ltd., Mix Creation Ltd., Rich Delta Ltd. and Keen General Ltd. and their respective subsidiaries in China.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from our subsidiaries.  If our subsidiaries incur debt on their own behalf, the debt instruments may restrict their ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares.  Under the current PRC laws, because we are incorporated in the State of Florida, our PRC subsidiaries are each regarded as a wholly foreign-owned enterprise in China.  The PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  In addition, distribution of additional equity interests by any of our PRC subsidiaries to us (which is credited as fully paid through capitalization of the PRC subsidiaries’ undistributed profits) requires additional approval of the PRC government due to an increase in our registered capital and total investment in the subsidiary.  Under current PRC laws, each of our subsidiaries is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds for dividend payments from the subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders.  Moreover, any transfer of funds from us to our subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities.  These limitations on the flow of funds between us and the subsidiaries could restrict our ability to act in response to changing market conditions.

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

We conduct certain of our milling and sales operations through joint ventures established with certain Chinese parties. Any deterioration of these strategic relationships may have an adverse effect on our operations.  Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

If we are unable to implement our acquisition strategy, we may be less successful in the future. A key component of our growth strategy is accomplished by acquiring additional flour, noodle and soybean factories. While there are many such companies, we may not always be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that we  would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management’s attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

A general economic downturn, a recession in China or sudden disruption in business conditions may affect consumer purchases of discretionary items, including instant noodles and soybean-derived products, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending. A downturn in the economy in China, including any recession or a sudden disruption of business conditions in those economies, could adversely affect our business, financial condition, and results of operation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our corporate office is located in Shandong. Our eight manufacturing plants, at five locations in Shandong, Beijing and Chengdu, consist of 30 noodle production lines and flour milling lines, located in Yantai, Penglai, Longkou and Beijing. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. All of our manufacturing facilities have been awarded ISO9002 quality certification.  All of our properties are suitable and adequate for the purposes for which they are used in our business.

Facility	Address	Owned/Rented	Size (Sq meters)

Yantai Flour Mill, Yantai Noodle Factory & Soybean Plants	No. 10 Huancheng Road (N), Longkou, Shandong	Owned	41,268

Sanhe Noodle Factory*	1 Yanjiao Jing Ha Road (N), Beijing	Owned	26,274

Penglai Flour Mill	Xiao Men Town, Penglai, Shandong	Owned	16,715

Longyuan Plant	Huancheng Beihuan Road, Longkou, Shandong	Owned	12,029

Chengdu Plant	Chengdu Economic & Technical Development Zone, Chengdu, Sichuan	Owned	35,922

*
The Sanhe plant was idle at December 25, 2008 and had not been in use the prior year. The Company had an offer to sell the property and accepted the offer on December 29, 2008 for a total of $5.78 million.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our Class A Common Stock is traded on NYSE Amex under the symbol NWD. The high and low sale prices of the  Class A Common Stock as reported on NYSE Amex for the periods indicated are set forth on the table below.

	PRICE RANGE OF COMMON STOCK
	HIGH	LOW

Year Ended December 25, 2007:
First Quarter	$1.83	$1.52
Second Quarter	$1.49	$1.19
Third Quarter	$1.20	$0.94
Fourth Quarter	$1.59	$0.90

Year Ended December 25, 2008:
First Quarter	$1.09	$0.67
Second Quarter	$0.86	$0.61
Third Quarter	$0.68	$0.31
Fourth Quarter	$0.42	$0.26

SHAREHOLDERS

As of March 9, 2009, there were 64,145,392 shares of our Class A Common Stock outstanding and we had approximately 5,000 shareholders of record. American Stock Transfer & Trust Company is the registrar and transfer agent for our Class A Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered sales of equity securities during the fiscal year ended December 25, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

None

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 25, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted - average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,000,000	(1)	$1.765	—
Equity compensation plans not approved by security holders	—		—	—
Total	8,000,000		$1.765	—

(1) Represents options to purchase 8,000,000 shares of our common stock issued to Peter Mak, the former CFO, pursuant to individual compensation arrangements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is presented as of and for the years ended December 25, 2008 and 2007. The selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	YEARS ENDED DECEMBER 25,
	2008	2007
	(in thousand, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$49,340	$55,738
Operating expenses:
Selling and distribution	(1,275)	(1,279)
General and administrative
(including stock-based compensation of $8,140 for 2006)	(3,896)	(2,606)
Impairment reserve	(4,925)	—
Income (loss) from operations	(2,745)	6,426
Gain (loss) on fair value adjustments to embedded derivatives	2,047	8,412
Income/(loss) before tax and minority interests	(502)	16,083
Net income/(loss)	(1,517)	14,115
Income (loss) available to common stockholders	(3,247)	11,900
Earnings per common share
Basic	(0.06)	0.22
Diluted	(0.06)	0.21
Weighted average common shares outstanding:
Basic	58,262	54,109
Diluted	58,262	55,519

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$4,383	$3,646
Total assets	84,878	81,420
Total stockholders’ equity	67,158	62,322

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ESTABLISHMENT AND ACQUISITIONS

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the year ended December 25, 2008, the Company has spent approximately $2.20 million on the construction at the new plant and has committed to further capital expenditures of $1.46 million for the completion of the plant, which is scheduled to be completed in 2009.

YEAR ENDED DECEMBER 25, 2008 COMPARED TO YEAR ENDED DECEMBER 25, 2007

Selected Information from the Consolidated Statements of Operations (in thousands)

	For the years ended December 25,
	2008	2007

Net revenue	$49,340	$55,738
Cost of goods sold	(41,989)	(45,427)
Selling and distribution expenses	(1,275)	(1,279)
General and administrative expenses	(3,896)	(2,606)
Gain (loss) on fair value adjustments to embedded derivatives	2,047	8,412
VAT refund	60	952
Net income/(loss)	(1,517)	14,115

Net Revenue

 Net revenue for the year ended December 25, 2008 was $ 49.34 million, a decrease of $6.40 million, or 11.48%, as compared to $55.74 million for the prior year. Revenues declined in all segments with instant noodles decreasing 13.2%, Flour products decreasing 12.6% and Soybeans declining only 4.9%. The demand of our products decreased during the second half year of 2008. We believe our revenues were affected by the abrupt slowdown in the economy worldwide. The price of our products did not have significant fluctuation during the year ended December 25, 2008.

Cost of goods sold

For the year, ended December 25, 2008, cost of goods sold was $41.99 million, a decrease of $3.44 million, or 7.57%, as compared to $45.43 million for 2007. The decrease was in line with the decrease in sales of our products.

For the year ended December 25, 2008, as a percentage of revenue, cost of goods sold increased to 85.10% as compared to 81.50% for that of the prior year. For the year ended December 25, 2008, gross margin decreased to 14.90% as compared to 18.50% for the prior year as a result of the decrease of sales and the increase in raw material prices, principally wheat.

Selling and distribution expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2008, selling and distribution expenses decreased slightly 0.78% to $1.27 million from $1.28 million in 2007. The decrease was primarily due to the cost controls implemented by us.

General and administrative expenses

For the year ended December 25, 2008, general and administrative expenses increased $1.29 million to $3.90 million from $2.61 million of 2007. The increase was primarily due to severance compensation to former employees..

Gain/(loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the year ended December 25, 2008, the gain in this regard was $2.05 million.  For the corresponding period of 2007, the gain in this regard was $8.41 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT refund

VAT refund decreased $0.89 million to $0.06 million for the year ended December 25, 2008 as compared to $0.95 million for the year ended December 25, 2007. This primarily represents less tax refund from the municipal government during the current year.

Net income/(loss)

For the year ended December 25, 2008, net loss was $1.52 million, a decrease of $15.64 million, or 110.76% as compared to the net income of $14.12 million for 2007. As a percentage of revenue, net loss was 3.08% for the year ended December 25, 2008 as compared to net income of 25.33% for the prior year.  The decrease was primarily due to (i) a reduction of revenue, which we attribute to the downturn in the economy in general, (ii) The $4.92 million asset impairment charged in 2008 (none in 2007), and (iii) the year to year  decrease of $6.36 million in the gain on the fair value adjustment to embedded derivatives.

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

As of December 25, 2008, the Company had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$3,274	$3,227	$—	$—	$—	$—	$6,501
Pre-determined annual fee charged by joint venture partners	129	129	129	129	129	4,528	5,173
Total	$3,403	$3,356	$129	$129	$129	$4,528	$11,674

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
$6,501

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased $14,527,000 to $49,823,000 at December 25, 2008 as compared to $35,296,000 at December 25, 2007, which was primarily due to (i) the increase in inventory of $5.07 million, (ii) the assets held for disposal (none in 2007) and (iii) the fluctuation of the fair value of embedded derivatives (a decrease in current liabilities of $2.21 million).

Cash and cash equivalents were $4,383,000 as of December 25, 2008, an increase of $737,000 from December 25, 2007. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

Off-balance sheet arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

INFLATION AND CHANGING PRICES

The Company does not foresee any material adverse effects on its earnings as a result of inflation or changing prices.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We may be exposed to changes in financial market conditions in the normal course of business. We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our Series A and B Preferred Stock creates a fluctuation risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock and the time to expiration of the derivatives related to the conversion features and the warrants. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market price increases the value of the derivative creating losses in our income statements and decreases in the stock’s market price reduce the value of the derivatives creating gains in our income statements. Unless our share price significantly rises, the fair value of the derivatives will continue to reduce as shares of our preferred stock are converted. The current derivatives outstanding relate to the preferred shares and expire by the end of 2010.

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

1. Reports of Independent Registered Public Accounting Firms.
2. Consolidated Balance Sheets as of December 25, 2008 and 2007.
3. Consolidated Statements of Operations for each of the two years in the period ended December 25, 2008 and 2007.
4. Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the two years in the period ended December 25, 2008 and 2007.
5. Consolidated Statements of Cash Flows for each of the two years in the period ended December 25, 2008 and 2007.
6. Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting matters and financial disclosures.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 25, 2008, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 25, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this Annual Report. We are not required to include in our Annual Report an attestation report by our independent auditors under the Public Company Accounting Oversight Board, auditing Standard No. 2 until the filing of the Annual Report for the fiscal year ending December 25, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning each of our directors continuing in office and each of our current executive officers:

NAME	AGE	POSITION	DIRECTOR SINCE

Heng Jing Lu	57	Chairman	2003

Li Xia Wang	50	Director and Chief Executive Officer	2003

Ling Wang	44	Director and Chief Accounting Officer	2003

Zhi Yong Jiang	42	Independent Non-Executive Director	2003

De Lin Yang	54	Independent Non-Executive Director	2003

Qi Xue	56	Independent Non-Executive Director	2003

Feng Ju Chen	53	Independent Non-Executive Director	2004

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

Ms. Ling Wang, director and Chief Accounting Officer of the Company, graduated from Shandong Television Broadcast University in economics management. She has been working with the subsidiary of the Company since 1981 and her main responsibilities are in operation control and internal audit.

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

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code covers compliance with law, fair and honest dealings with the Company, with competitors and with others, fair and honest disclosure to the public, and procedures for compliance with the Code. You can obtain a copy of the Code by sending a written request to the attention of Ms. Ling Wang, 10 Huangcheng Road (N), Longkou, Shandong Province, PRC.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating Committee and an Audit Committee.

Compensation Committee.   The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Our Compensation Committee consists of Qi Xue, Feng Ju Chen and Zhi Yong Jiang. Compensation decisions during the fiscal year ended December 25, 2008 were made by all of the directors of the Committee. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

Nominating Committee.   Under the rules of NYSE Amex (on which our Class A Common Stock is listed for trading), nominees for our Board must be selected either by a nominating committee consisting entirely of independent directors or by a majority of the independent directors, acting pursuant to a standing resolution governing the nominating process. Given the size of our company and the significant committee responsibilities that many directors already have, we have chosen to assign this function to the independent directors rather than to a nominating committee. Consequently, our three independent directors, Qi Xue, Feng Ju Chen and Zhi Yong Jiang, are responsible for nominations. They act pursuant to a standing resolution. To date, the independent directors have not engaged any third parties to assist them in identifying candidates for the Board.

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

Audit Committee.   The Audit Committee operates under a written charter. The Audit Committee consists of three directors, Qi Xue, Zhi Yong Jiang and Feng Ju Chen, each of whom meets the independence requirements and standards currently established by NYSE Amex and the SEC. In addition, the Board of Directors has determined that Mr. Qi Xue is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and NYSE Amex. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviewing the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approving audit and non-audit services to be performed by the auditors and related fees. The Audit Committee also oversees the performance of the Company’s internal audit and compliance functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Based on Company records and other information, we believe that all SEC filing requirements applicable to our directors and executive officers were complied with for the fiscal year ended December 25, 2008, except that:

New Dragon Asia Food Limited did not timely file a Form 4 reflecting the purchase of 10,000 shares of Class A Common Stock of the Company on September 22, 2008.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

		Salary	Option Awards	Total
Name and Principal Position	Year	($)	($)	($)
Li Xia Wang (i)	2008	20,000	—	20,000
Chief Executive Officer and Director	2007	20,000	—	20,000
Peter Mak (ii)	2008	180,000	—	180,000
Chief Financial Officer	2007	180,000	—	180,000

(i) Li Xia Wang was promoted to CEO of the Company in 2004. She is a Chinese national. Her annual base salary is $20,000.

(ii) Peter Mak joined the Company as CFO in 2004 and his employment contract with the Company expired on December 31, 2008. The Company received notification from Mr. Mak on February 12, 2009 of his resignation, effective as of such date. He is a Hong Kong expatriate. His annual base salary was $180,000.

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

The following table sets forth, as of March 9, 2009, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 9, 2009, there were 64,145,392 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
New Dragon Asia Food Ltd. 10 Huangcheng Road (N), Longkou, Shandong Province, PRC	28,476,154		44.39%
Heng Jing Lu† Chairman	28,476,154	(1)	44.39%
Li Xia Wang† Chief Executive Officer and Director	-0-		*
Ling Wang† Director and Chief Accounting Officer	-0-		*
Zhi Yong Jiang† Director	-0-		*
De Lin Yang† Director	-0-		*
Qi Xue† Director	-0-		*
Feng Ju Chen† Director
All Directors and Executive Officers (7 people)	28,476,154		44.39%

* Less than one percent.

† Address of referenced person is c/o New Dragon Asia Corp. 10 Huangcheng Road (N), Longkou, Shandong Province, PRC.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has selected Crowe Horwath LLP as our independent accountants for the fiscal year ending December 25, 2008. Grobstein, Horwath & Company LLP (“Grobstein”) was our independent accounting firm for the fiscal year ended December 25, 2007.  On January 9, 2009, the Company was notified that effective December 8, 2008, the personnel of Grobstein have joined with Crowe Horwath LLP resulting in the resignation of Grobstein as independent registered public accounting firm for the Company.

Public Accountants’ fees

For fiscal years ended December 25, 2008 and 2007, fees for services provided by Crowe Horwath LLP and Grobstein, respectively were as follows:

	2008	2007
Audit Fees	$228,471	$204,545
Audit Related Fees	-	-
Tax Fees	$9,000	$8,000
All other fees	-	-

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

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

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

21.1	Subsidiaries of New Dragon Asia Corp., filed herewith.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm, filed herewith

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

Dated: April 6, 2009	NEW DRAGON ASIA CORP.

	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 6, 2009	By:	/s/ Heng Jing Lu
		Name:	Heng Jing Lu
		Title:	Chairman

Dated: April 6, 2009	By:	/s/ Li Xia Wang
		Name:	Li Xia Wang
		Title:	Chief Executive Officer (Principal Executive
Officer)

Dated: April 6, 2009	By:	/s/ Ling Wang
		Name:	Ling Wang
		Title:	Director and Chief Financial Officer (Principal
Financial and Accounting Officer)

Dated: April 6, 2009	By:	/s/ De Lin Yang
		Name:	De Lin Yang
		Title:	Director

Dated: April 6, 2009	By:	/s/ Zhi Yong Jiang
		Name:	Zhi Yong Jiang
		Title:	Director

Dated: April 6, 2009	By:	/s/ Qi Xue
		Name:	Qi Xue
		Title:	Director

Dated: April 6, 2009	By:	/s/ Feng Ju Chen
		Name:	Feng Ju Chen
		Title:	Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Sherman Oaks, California	/s/ Crowe Horwath LLP
April 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2007 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 11, 2008

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	December 25, 2008	December 25, 2007
ASSETS

Current assets:
Cash and cash equivalents	$4,383	$3,646
Accounts receivable, net	8,888	9,223
Deposits and prepayments, net	13,056	12,183
Inventories, net	27,124	22,050
Assets held for disposal	5,778	—
Total current assets	59,229	47,102

Property, machinery and equipment, net	20,139	25,986
Land use rights, net	4,529	7,294
Due from related companies	981	913
Goodwill	—	125
Total assets	$84,878	$81,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,980	$2,982
Other payables and accruals	3,845	2,765
Taxes payable	294	3,530
Due to related companies	—	36
Embedded derivatives at fair value	287	2,493
Total current liabilities	9,406	11,806

Due to shareholder	2,780	1,405
Due to joint venture partners	767	272
Total liabilities	12,953	13,483
Minority interests	122	294

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares – 5,000,000
Issued and outstanding – 6,501 shares and 9,434 shares at December 25, 2008 and 2007, respectively	4,645	5,321

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 102,000,000
Issued and outstanding – 60,922,981 in 2008 and 55,195,385 in 2007	6	5
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	32,521	29,982
Retained earnings	21,321	24,568
Accumulated other comprehensive income	13,310	7,767
Total stockholders’ equity	67,158	62,322
Total liabilities and stockholders’ equity	$84,878	$81,420

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 25
	2008	2007

Net revenue	$49,340	$55,738
Cost of goods sold	(41,989)	(45,427)
Gross profit	7,351	10,311
Operating expenses:
Selling and distribution expenses	(1,275)	(1,279)
General and administrative expenses	(3,896)	(2,606)
Impairment reserves	(4,925)	—
Income/(loss) from operations	(2,745)	6,426
Other income (expense):
Other income	100	252
Interest income	36	41
Gain (loss) on fair value adjustments to embedded derivatives	2,047	8,412
VAT refund	60	952
Income/(loss) before income taxes and minority interests	(502)	16,083
Provision for income taxes	(1,205)	(1,968)
Income/(loss) before minority interests	(1,707)	14,115
Minority interests	190	—
Net income/(loss)	$(1,517)	$14,115
Accretion of redeemable preferred stock	(1,196)	(1,512)
Preferred stock dividends	(534)	(703)
Income (loss) available to common stockholders	$(3,247)	$11,900

Earnings per common share
Basic	$(0.06)	$0.22
Diluted	$(0.06)	$0.21
Weighted average number of common shares outstanding
Basic	58,262	54,109
Diluted	58,262	55,519

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in the thousands)

	Class A Common Stock		Additional Paid-in	Receivable from	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Share	Amount	Capital	Stockholder	Earnings	Income	Equity	Income
Balance at December 25, 2006	53,614	$5	$28,411	$-	$12,668	$2,928	$44,012	$(474)
Net income	-	-	-	-	14,115	-	14,115	14,115
Accretion of redeemable preferred stock	-	-	-	-	(1,512)	-	(1,512)
Preferred stock dividends					(703)		(703)
Foreign currency translation adjustment	-	-	-	-	-	4,839	4,839	4,839
Class A Common Stocks issued to Berry Shino for dispute resolution	275	-	269	-	-	-	269	-
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	1,306	-	1,302	-	-	-	1,302	-
Balance at December 25, 2007	55,195	$5	$29,982	$-	$24,568	$7,767	$62,322	$18,954
Net income	-	-	-	-	(1,517)	-	(1,517)	(1,517)
Accretion of redeemable preferred stock	-	-	-	-	(1,196)	-	(1,196)
Preferred stock dividends					(534)		(534)
Foreign currency translation adjustment	-	-	-	-	-	5,543	5,543	5,543
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	5,728	1	2,539	-	-	-	2,540	-
Balance at December 25, 2008	60,923	$6	$32,521	$-	$21,321	$13,310	$67,158	$4,026

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,517)	$14,115
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	229	272
Provision for inventory reserve	433	20
Property and equipment impairment	4,410	—
Provision for land use rights impairment	390	—
Impairment of goodwill	125	—
Depreciation and amortization of land use rights	1,955	1,889
Loss on sale of machinery and equipment	12	20
Gain on fair value adjustments to embedded derivatives	(2,047)	(8,412)
Minority interests	(183)	—
Stock-based compensation expense	—	—
Non-cash service payment	—	269
Changes in operating assets and liabilities:
Accounts receivable	700	(660)
Deposits and prepayments	(1)	(5,597)
Inventories	(3,695)	(10,472)
Due from related companies	(2)	(20)
Accounts payable	1,665	259
Other payables and accruals	882	(494)
Taxes payable	(3,256)	77
Due to related companies	(36)	—
Net cash provided by (used in) operating activities	64	(8,734)

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	3	49
Purchases of property, machinery and equipment	(1,172)	(1,603)
Net cash used in investing activities	(1,169)	(1,554)

Cash flows from financing activities:
Preferred Stock Dividends	(84)	(49)
Borrowings from shareholder	1,189	1,088
Repayment to joint venture partners	444	170
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	1,549	1,209
Impact of foreign currency translation on cash	293	2,449
Net increase (decrease) in cash and cash equivalents	737	(6,630)
Cash and cash equivalents at the beginning of the period	3,646	10,276
Cash and cash equivalents at the end of the period	$4,383	$3,646
Non-cash Investing and Financing Activities

Conversion of preferred stock to common stock	$1,947	$624

Dividend payments on preferred stock in form of common stock	$593	$678

Supplemental disclosure of cash flows information:

Income taxes paid	$3,106	$1,274

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

Details of the subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of ownership		Principal activities

Mix Creation Limited (“MC”)	The British Virgin Islands November 7, 1997	US$1,500,000	100%		Investment holding

Rich Delta Limited (“RD”)	The British Virgin Islands October 28, 1998	US$1,000,000	100%		Investment holding

Hero Treasure Limited (“HT”)	The British Virgin Islands April 19, 2004	US$1	100%		Investment holding

Keen General Limited (“KG”)	The British Virgin Islands July 20, 1998	US$1,500,000	100%		Investment holding

Delta Link Limited (“DL”)	The British Virgin Islands October 29, 1998	US$1	100%		Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB28,500,000	90	% (a)	Manufacture, marketing and distribution of flour

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB17,462,000	90	% (b)	Manufacture, marketing and distribution of instant noodles

New Dragon Asia Food (Sanhe) Company Limited (“NDAFS”)	The PRC December 25, 1998	RMB51,191,432	79.64	% (b)	Manufacture, marketing and distribution of instant noodles

Penglai New Dragon Jin Qiao Food Company Limited (“PNDJQ”)	The PRC December 5, 2003	US$850,000	100%		Manufacture, marketing and distribution of flour

New Dragon Asia (Longkou) Packing Materials Company Limited (“NDALPM”)	The PRC January 10, 2006	US$3,600,000	100%		Manufacture and sale of packing materials

New Dragon Asia (LongKou) Food Company Limited (“NDALS”)	The PRC March 17, 2005	RMB16,996,980	100%		Manufacture, marketing and distribution of soybean products

Shandong Xinlongya Industry and Trade Company Limited (“SXDC”)	The PRC September 27, 2005	US$404,400	100%		Marketing and distribution of instant noodles, flour and soybean products

New Dragon Asia Food (Chengdu) Company Limited (“NDAFC)	The PRC February 24, 2006	RMB17,430,000	90%		Manufacture, marketing and distribution of instant noodles

(a) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded as 100% owned by the Company. The annual fee has been charged to General and Administrative Expenses for the years ended December 25, 2008 and 2007.

(b) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company. The annual fees have been charged to General and Administrative Expenses for the years ended December 25, 2008 and 2007.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and all of its wholly and majority owned subsidiaries (Note 1).  Intercompany balances and transactions have been eliminated in consolidation.

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

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses for all periods presented. For the year ended December 25, 2008 and 2007, shipping and handling costs were all related to exports of noodle and included in selling expenses amounting to $0.35 million and $0.94 million.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in August 2006, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of our financial instruments, should be separately accounted for as liabilities. On our financial statements for the year ended December 25, 2008 and 2007, we have recorded the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on fair value adjustments to embedded derivatives.”

We have determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statements of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations.  Our common stock price ranged from a low of $0.26 to a high $1.09 during last six months of 2008. We were required to report a change of $2,047 as a gain on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2008 and a gain of $8,427 for 2007.

Fair Value of Financial Instruments

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 -
quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2 -
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 -
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
 The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended December 25, 2008:

(In thousands)	Fair Value

As of December 25,2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$—	$—	$287	$287

Financial instruments

The carrying amounts for cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, shareholder and joint venture partner debts, and other payables and accruals approximate their fair values because of their nature and respective duration.

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

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  The Company has made adequate provision for the impairment occurred as of December 25, 2008.

Land use rights

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the contractual lives ranging from 27 to 50 years.

Goodwill and other intangible assets impairment

In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In addition, under these standards, goodwill is not amortized, but rather is subject to an annual impairment test. The carrying value of the Company’s goodwill is evaluated annually. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) or fair market value to its carrying value. If the carrying value exceeds the equity valuation, the goodwill is deemed impaired. The equity valuation is based on historical data and management estimates of future cash flow. Since the estimates are forward looking, actual results could differ materially from those used in the valuation process. At December 25, 2008 the Company had reversed the goodwill in full amount due to the impairment.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, Accounting for Uncertainty in Tax Positions, effective December 26, 2007. The adoption of FIN48 did not have a material impact on our consolidated financial statements.

Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the leases.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars.  The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year. At December 25, 2008, the revenues and expenses of the Company were translated to U.S. dollars based on an average rate of US$1.00 = RMB 6.9562 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB 6.8366. The foreign currency translation adjustment of $13,310 and $7,767 have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income for 2008 and 2007.

Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

Substantially all our revenue and expenses are denominated in RMB.  Our RMB cash inflows are sufficient to service our RMB obligations.  For financial reporting purposes, we use U.S. dollars.  The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 29,667 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended December 25, 2008 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 6,447 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended December 25, 2007 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the year ended December 25, 2008 and 2007 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Year Ended December 25,
	2008			2007
		Weighted			Weighted
	Income	Average		Income	Average
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share
Earnings per share – basic

Income available to common stockholders	$(3,247)	58,262	$(0.06)	$11,900	54,109	$0.22
Effect of dilutive securities
Redeemable Convertible Preferred Stock	—	—		—	—
Options and Warrants	—	—		—	1,410
Earnings per share – diluted
Income available to common stockholders	$(3,247)	58,262	$(0.06)	$11,900	55,519	$0.21

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

Business Acquisition and Combination

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3.60 million. During the year ended December 25, 2008, the Company has spent approximately $2.20 million on the construction at the new plant and has committed to further capital expenditures of $1.46 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Accounts receivable	$10,072	$10,167
Less: Allowance for doubtful accounts	(1,184)	(944)
	$8,888	$9,223

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Balance at the beginning of the year	$944	$719
Add: provision during the year	308	272
Less: write-offs during the year	(68)	(47)
Balance at the end of the year	$1,184	$944

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Deposits for raw materials	$12,414	$12,053
Prepayments and advances	642	130
	$13,056	$12,183

NOTE 6. INVENTORIES

Inventories consist of the following:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$26,047	$20,403
Finished goods	1,642	1,743
	27,689	22,146
Less: Inventory reserve	(565)	(96)
	$27,124	$22,050

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Balance at the beginning of the year	$96	$104
Add: provision during the year	471	20
Less: write-offs during the year	(2)	(28)
Balance at the end of the year	$565	$96

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consist of the following:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Due from affiliated companies for sales	$981	$913

NOTE 8. ASSET IMPAIRMENTS

During the fourth quarter of 2008, the Company completed a review of its long-term assets and based on economic factors and the estimated future uses of certain properties, the Company provided the following impairment reserves.

December 25, 2008
(In thousands)
Property and equipment impairment	$4,410
Provision for land use rights impairment	452
Impairment of goodwill	125
Total	$4,987

This impairment related to two plants Sanhe and Chengdu. The Sanhe Plant was idle at December 25, 2008 and had not been in use since the prior year. The Company had an offer to sell the property and accepted the offer on December 29, 2008 for a total of $5.78 million. On March 10, 2009 proceeds of $4.39 million were received with the balance being due on demand. The Company evaluated the net book value of the property equipment and land use rights sold and determined impairment had occurred. The Company also reviewed the value of the Chengdu plant and determined an impairment had occurred in the value of the property and related goodwill and provided for an impairment of goodwill and buildings.  These impairment reserves were provided in accordance with the Company’s accounting policies. Based on the Company’s analysis, no other impairment provisions were required.

The assets held for sale related to the Sanhe plant and is considered a current asset based on the consummation of the sale.

In addition to these fourth quarter adjustments, the Company accrued $ .9 million for additional severance provision for the former employees of Longyuan Packing Material Co Ltd. which ceased operations back in late 2006, where the PRC local government recently notified the Company that additional severance benefits needed to be provided for as a result of the new labor benefits regulations effective on January 1, 2008.

NOTE 9. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consist of the following:

	Useful Life	December 25, 2008	December 25, 2007
	(In years)	(In thousands)	(In thousands)
Buildings	40	$9,379	$13,839
Machinery and equipment	5- 12	16,298	20,229
Construction in process		2,216	1,124
		27,893	35,192
Less: Accumulated depreciation and amortization		(7,754)	(9,206)
		$20,139	$25,986

Depreciation and amortization expense was approximately $1,847, and $1,488 for the years ended December 25, 2008 and 2007, respectively.

NOTE 10. LAND USE RIGHTS

Land use rights consist of the following:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Land use rights	$5,250	$8,415
Less: Accumulated amortization	(721)	(1,121)
	$4,529	$7,294

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2008 and 2007, the land use rights consisted of six parcels of land located in Mainland China held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $335 and $222 for the years ended December 25, 2008 and 2007, respectively. Amortization expense in each of the next 5 years is expected to be $400.

NOTE 11. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	December 25, 2008	December 25, 2007
	(In thousands)	(In thousands)
Deposits from customers	$591	$566
Accruals for payroll, bonus and benefits	1,173	294
Utilities and accrued expenses	2,081	1,905
	$3,845	$2,765

NOTE 12. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2008 and 2007, substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates of 24% to 25%. Two of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period commencing with the year in which their operations are profitable and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

As of December 25, 2008 and 2007, there were no material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2008	2007
Expected tax provision (benefit)	(25)%	33%
Non deductible expenses:
Impairment for fixed assets and intangible assets	245%	—
Change in fair value of derivatives	(102)%	(17)%
Expenses outside of China	42%	3%
Governmental tax rate effects:
Reduction for preferential tax rate	(17)%	(4)%
Impact of effective tax holiday and lower factory rates	97%	(3)%
Effective tax rate	240%	12%

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008 and 2007, the tax years, which remain subject to examination by major tax jurisdictions (PRC) as of December 31, 2008.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2008, all of the warrants issued to the placement agent were exercised cashless and 5,068 shares of Series A Preferred Stock were converted into 5,821,349 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of December 25, 2008, 3,390 shares of Series B Preferred Stock were converted into 4,935,355 shares of Class A Common Stock, and no warrants were exercised.

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

In connection with the issuance of the Redeemable Convertible Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1.83 million since the issuance of the Redeemable Convertible Preferred Stocks. The Company also identified freestanding financial instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A & B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using combination of the Black Scholes and Binomial Pricing Models. The summary of activity in the Series A & B Preferred Stock is as follows:

Redeemable Convertible Preferred Stock	Preferred shares	Balance
2007		(in thousand)
Series A	1,384	$1,384
Series B	8,050	8,050
Less unamortized discount		(4,113)
Balance December 25, 2007	9,434	5,321

2008
Series A	931	$931
Series B	5,570	5,570
Less unamortized discount		(1,856)
Balance December 25, 2008	6,501	$4,645

Embedded Derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. Our common stock price ranged from a low of $0.26 to a high $1.09 during last six months of 2008. We were required to report a change of $2,047 as gain on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2008 and a change of $8,412 as gain for 2007.

The pricing model we use for determining fair values of our derivatives is a combination of the Black Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The Company has obtained a valuation report from a third-party valuation firm to support its estimates. The principal assumptions used to value these complex freestanding financial instruments were as follows:

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	50%	50%
Risk-free interest rate	1.00% to 1.15%	0.07% to 0.85%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2006	$11,138
Gain on change in value of derivatives during the period	(8,412)
Conversion of 728 shares of Series A & B Preferred Stock to common stock during 2007	(233)
Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(2,047)
Conversion of 3,685 shares of Series A & B Preferred Stock to common stock during 2008	(159)
Fair Value at December 25, 2008	$287

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.5 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of December 25, 2008, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of December 25, 2008, warrants to purchase 400,000 shares of Class A Common Shares had been exercised and the outstanding warrants to purchase 25,000 shares of Class A Common Shares had expired.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2007	6,507,895	1.4077
Issued	—	—
Exercised	—	—
Expired	25,000	0.979
Outstanding at December 25, 2008	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at December 25, 2008	6,482,895

As of December 25, 2008,these warrants had no intrinsic value.

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

In November 2004, options to purchase 400,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.00 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $0.64 per share. As of December 25, 2008, all of these options had been exercised.

On June 22, 2005, options to purchase an additional 600,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.20 per share with a term of 10 years. The market price of the Class A Common Stock as of the grant date was $1.00 per share. As of December 25, 2008, all of these options had been exercised.

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to the same officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of December 25, 2008, none of these options had been exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

On December 13, 2006, options to purchase an additional 6,000,000 shares of Class A Common Stock were granted to the same officer at an exercise price of $1.82 per share with a term of 10 years. The options were fully vested upon grant. The market price of the Class A Common Stock as of the grant date was $1.82 per share. As of December 25, 2008, these options were fully vested but not exercisable. The Company recorded compensation expense of $5,820,000 based on an estimated fair value of the options of $0.97 per share on December 13, 2006, the grant date. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at December 25, 2008, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 25, 2008	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at December 25, 2008	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$1.02	6.67	8,000,000	$1.765

The Company has no future compensation expense to record from this option outstanding at December 25, 2008 because they were fully vested upon grant and compensation cost was recorded as of that date.

NOTE 17. COMMITMENTS

(a) Annual fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $129,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049 as long as the joint venture continues to operate. As of December 25, 2008, total commitments under these arrangements were as follows (in thousands):

2009	129
2010	129
2011	129
2012	129
2013	129
Thereafter	4,528
Total	$5,173

(b) Capital commitment

Capital commitments not provided in the consolidated financial statements include the followings:

	2008	2007

Construction of factory premises	$1,457	$2,320

NOTE 18. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between the New Dragon Asia Corp. and related companies are summarized below (in thousands):

	2008	2007

Sales of finished goods to:
Related parties (b)	$—	$28

Pre-determined annual fees charged by joint venture partners:
Shandong Longfeng Group Company (a)	$87	$79
Shandong Longfeng Flour Company Limited (b)	43	39
	$130	$118

Sales of machinery to Shandong Longfeng Group Company	$—	$10

Rental income from a joint venture partner:
Shandong Longfeng Group Company	$76	$69

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

Loans from the major shareholder New Dragon Asia Food Limited are for working capital are unsecured and bear no interest, is payable if requested, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2009. The joint venture partner’s amounts are similar to the condition of New Dragon Asia Food Limited loans and no repayment is expected in 2009.

NOTE 19. CONDENSED GEOGRAPHIC FINANCIAL INFORMATION

Condensed balance sheet information as of December 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$4,337	$46	$4,383
- Others	80,449	46	80,495
Total Assets	84,786	92	84,878
Liabilities	10,299	2,654	12,953
Minority interests	122	—	122
Intercompany	14,343	(14,343)	—
Equity	55,454	11,704	67,158

Assets located outside of China consist primarily of cash and cash equivalents and deposits.  Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$49,340	$—	$49,340
Cost of goods sold	(41,989)	—	(41,989)
General and administrative expenses	(3,062)	(834)	(3,896)
Income (loss) from operation	(1,911)	(834)	(2,745)
Other income (loss)	196	2,047	2,243
Provision for income taxes	(1,205)	—	(1,205)
Net income (loss)	(1,000)	(517)	(1,517)

See Note 23 for condensed parent company financial information.

Condensed balance sheet information as of December 25, 2007 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,505	$141	$3,646
- Others	77,725	49	77,774
Total Assets	81,230	190	81,420
Liabilities	8,935	4,548	13,483
Minority interests	294	—	294
Intercompany	13,385	(13,385)	—
Equity	52,642	9,680	62,322

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

	2008	2007
	(In thousands)
Net revenue:
Instant noodles	$13,234	$15,262
Flour	27,008	30,903
Soybean	9,098	9,573
	$49,340	$55,738

Income (loss) from operations:
Instant noodles	$(5,574)	$1,208
Flour	3,106	5,526
Soybean	(277)	(308)
	$(2,745)	$6,426

Depreciation and amortization:
Instant noodles	$1,034	$841
Flour	716	615
Soybean	432	218
	$2,182	$1,674

Identifiable long-term assets:
Instant noodles	$13,084	$22,099
Flour	8,667	8,480
Soybean	3,898	3,614
	$25,649	$34,193

NOTE 21. MAJOR CUSTOMERS

No single customer accounted for more than 5% of sales for the years ended December 25, 2008 and 2007.

NOTE 22. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing from January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the years ended December 25, 2008 and 2007, contributions made by the Company were approximately $446,000 and $365,000, respectively.

NOTE 23. CONDENSED U.S. PARENT COMPANY FINANCIAL INFORMATION

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY BALANCE SHEETS

(Amounts in thousands, except share data)

	December 25, 2008	December 25, 2007
ASSETS

Current assets:
Cash and cash equivalents	$46	$141
Other receivable	20	20
Deferred expenses, net	26	29
Total current assets	92	190

Investment in and advances to subsidiaries	74,814	72,001
Total assets	$74,906	$72,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables and accruals	$762	$792
Dividend payable on preferred shares	114	173
Embedded derivatives at fair value	287	2,493
Total current liabilities	1,163	3,458

Due to New Dragon Asia Food Limited	1,940	1,090

Total liabilities	3,103	4,548

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares – 5,000,000
Issued and outstanding – 6,501 shares and 9,434 shares at December 25, 2008 and 2007, respectively	4,645	5,321

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 102,000,000
Issued and outstanding –60,922,981 in 2008 and 55,195,385 in 2007	6	5
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	32,521	29,982
Retained earnings	21,321	24,568
Accumulated other comprehensive income	13,310	7,767
Total stockholders’ equity	67,158	62,322
Total liabilities and stockholders’ equity	$74,906	$72,191

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(Amounts in thousands)
	For the years ended December 25,
	2008	2007

General and administrative expenses	(834)	(1,297)
Loss from operations	(834)	(1,297)
Other income (expense):
Interest income	—	—
Gain on fair value adjustments to embedded derivatives	2,047	8,412
Total parent only gain (loss)	1,212	7,115
Equity in subsidiary earnings, net of taxes	(2,729)	7,000
Net income (loss)	$(1,517)	$14,115
Accretion of redeemable preferred stock	(1,196)	(1,512)
Preferred stock dividends	(534)	(703)
Income (loss) available to common stockholders	$(3,247)	$11,900

 NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(Amounts in thousands)
	For the years ended December 25,
	2008	2007
Cash flows from operating activities:
Total parent only gain (loss)	$1,212	$7,115
Adjustments to reconcile total parent only loss to net cash provided by (used in) operating activities:
Gain on fair value adjustments to embedded derivatives	(2,047)	(8,412)
Stock-based compensation expense	—	—
Non-cash service payment	—	269
Changes in operating assets and liabilities:
Other receivable	3	4
Other payables and accruals	(30)	108
Net cash provided by (used in) operating activities	(862)	(916)

Cash flows from investing activities:
Investment and advances to subsidiaries	(292)	(2,447)
Net cash provided by (used in) investing activities	(292)	(2,447)

Cash flows from financing activities:
Payments of issuance costs related to preferred stock	—	—
Preferred Stock Dividends	(84)	(49)
Increase in due to parent company	850	750
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	766	701
Foreign currency translation adjustment	293	2,448
Net increase (decrease) in cash and cash equivalents	(95)	(214)
Cash and cash equivalents at the beginning of the period	141	355
Cash and cash equivalents at the end of the period	$46	$141

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).

3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).

3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).

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

21.1	Subsidiaries of New Dragon Asia Corp., filed herewith.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Grobstein, Horwath & Company LLP, Independent Registered Public Accounting Firm, filed herewith

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