Form 10-Q
period 2009-03-25
NEW DRAGON ASIA CORP
filed 2009-05-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as specified in its charter)

FLORIDA	88-0404114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10 Huangcheng Road (N), Longkou, Shandong Province, PRC
(Address of Principal Executive Offices)	(Zip Code)

(86 535) 8951 567
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes  ☐ No  ☐ *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer  ☐    Accelerated Filer  ☐   Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

The number of shares of Class A Common Stock outstanding as of April 30, 2009 was 69,141,326.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2009

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of March 25, 2009 (unaudited) and December 25, 2008	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 25, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months ended March 25, 2009 and the year ended December 25, 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 25, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4T.	Controls and Procedures	25

PART II:	OTHER INFORMATION	26

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

SIGNATURES		35

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	March 25, 2009	December 25, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,807	$4,383
Accounts receivable, net	9,657	8,888
Deposits and prepayments, net	9,050	13,056
Inventories, net	26,422	27,124
Assets held for disposal	—	5,778
Total current assets	50,936	59,229

Deferred tax asset	349	—
Property, machinery and equipment, net	23,490	20,139
Land use rights, net	4,480	4,529
Due from related companies	951	981
Total assets	$80,206	$84,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,625	$4,980
Other payables and accruals	2,460	3,845
Taxes payable	7	294
Embedded derivatives, at fair value	155	287
Total current liabilities	7,247	9,406

Due to shareholder	2,641	2,780
Due to joint venture partners	822	767
Total liabilities	10,710	12,953
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –5,749 shares and 6,501 shares at March 25, 2009 and December 25, 2008	4,321	4,645

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding – 64,145,392 at March 25, 2009 and 60,922,981 at December 25, 2008	6	6
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	33,189	32,521
Non-controlling interest	122	122
Retained earnings	18,507	21,321
Accumulated other comprehensive income	13,351	13,310
Total stockholders’ equity	65,175	67,280
Total liabilities and stockholders’ equity	$80,206	$84,878

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 25,
	2009	2008
Net revenue	$3,963	$11,699
Cost of goods sold	(5,518)	(9,557)
Gross profit	(1,555)	2,142
Selling and distribution expenses	(219)	(221)
General and administrative expenses	(1,166)	(505)
Income (loss) from operations	(2,940)	1,416
Other income (expense):
Interest income	2	2
Other income (expense)	(26)	188
Gain on fair value adjustments to embedded derivatives	120	690
Income (loss) before income taxes	(2,844)	2,296
Income taxes benefit (expense)	349	(314)
Consolidated net income (loss)	(2,495)	1,982
Add: Loss attributable to non-controlling interest	1	—
Net income (loss) attributable to controlling interest	$(2,494)	$1,982
Accretion of Redeemable Preferred Stock	(219)	(359)
Preferred Stock Dividends	(101)	(153)
Income (loss) available to common stockholders	$(2,814)	$1,470

Earnings per common share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
Weighted average number of common shares outstanding
Basic	63,931	55,940
Diluted	63,931	56,077

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Non Controlling interest	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income
Balance at December 25, 2007	55,195	$5	$29,982	$294	$24,568	$7,767	$62,616	$18,972
Net (loss) attributable to controlling interest	-	-	-	(193)	(1,517)	-	(1,710)	(1,517)
Accretion of Redeemable Preferred Stock	-	-	-	-	(1,196)	-	(1,196)	-
Preferred Stock Dividends	-	-	-	-	(534)	-	(534)	-
Foreign currency translation adjustment	-	-	-	21	-	5,543	5,564	5,543
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	5,728	1	2,539	-	-	-	2,540	-
Balance at December 25, 2008	60,923	6	32,521	122	21,321	13,310	67,280	$4,026
Net income (loss) attributable to controlling interest	-	-	-	1	(2,494)	-	(2,493)	(2,494)
Accretion of Redeemable Preferred Stock	-	-	-	-	(219)	-	(219)	-
Preferred Stock Dividends	-	-	-	-	(101)	-	(101)	-
Foreign currency translation adjustment	-	-	-	(1)	-	41	40	41
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	3,222	-	668	-	-	-	668	-
Balance at March 25, 2009	64,145	$6	$33,189	$122	$18,507	$13,351	$65,175	$(2,453)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three months ended March 25,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,494)	$1,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	527	4
Provision for inventory reserve	1,666	—
Depreciation and amortization of property, machinery, equipment and land use rights	434	507
Gain on fair value adjustments to embedded derivatives	(120)	(690)
Non-controlling interests	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,291)	(953)
Deposits and prepayments	4,011	(1,109)
Inventories	(949)	(2,340)
Due from related companies	31	(54)
Accounts payable	(358)	1,801
Other payables and accruals	(1,373)	449
Taxes payable	(287)	548
Due to related companies	—	(36)
Deferred tax asset	(349)	—
Net cash provided by (used in) operating activities	(553)	109

Cash flows from investing activities:
Purchases of property, machinery and equipment	(3,718)	(120)
Proceeds from sale of property, machinery and equipment	5,778	3
Net cash provided by (used in) investing activities	2,060	(117)

Cash flows from financing activities:
Payment for preferred stock redemption	—	(84)
Proceed from (repayments to) shareholder	(141)	432
Proceeds from (repayment to) joint venture partners	55	301
Net cash provided by (used in) financing activities	(86)	649
Impact of foreign currency translation on cash	3	1,404
Net increase in cash and cash equivalents	1,424	2,045
Cash and cash equivalents at beginning of period	4,383	3,646
Cash and cash equivalents at end of period	$5,807	$5,691

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$752	$338

Dividend payments on preferred stock in the form of common stock	$114	$173

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corp., a corporation incorporated in the State of Florida (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”), is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China. The Company is headquartered in Shandong Province in the People’s Republic of China (“PRC” or “China”) and has its eight manufacturing plants in Yantai, Beijing, Chengdu, and Penglai.

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

The consolidated financial statements were prepared in accordance with U.S. GAAP.  These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements included all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.  U.S. GAAP differs from that used in the statutory financial statements of the major operating subsidiaries of the Company, which were prepared in accordance with the relevant accounting principles and financial reporting regulations in the PRC.  Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

Effective December 26, 2008 the Company adopted FAS 160, “Non-controlling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements.”  The adoption of FAS 160 was applied retrospectively, resulting in the  reclassification of minority interest to equity. The change was not significant.

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

The consolidated financial statements also reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of the Series A and B Preferred Stock and associated warrants, (2) the amortization associated with the discount recorded with respect to the Series A and B Preferred Stock as a preferred stock dividend, and (3) the conversion features associated with the preferred stock issued by the Company and associated warrants..

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

Level 1 -quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2 -inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 -unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

 The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended March 25, 2009 and 2008:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of March 25, 2009	$—	$—	$155	$155
Embedded derivative liabilities as of March 25, 2008	$—	$—	$1,752	$1,752

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2007, the FASB Statement 141R, “Business Combinations” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company was December 26, 2008. Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that the standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective December 26, 2008 no additional disclosure were required.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter of 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of March 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$5,794	$13	$5,807
- Others	74,366	33	74,399
Total assets	80,160	46	80,206
Liabilities	7,997	2,713	10,710
Intercompany	14,351	—	14,351
Equity	53,283	11,892	65,175

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the three months ended March 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$3,963	$—	$3,963
Cost of goods sold	(5,518)	—	(5,518)
General and administrative expenses	(885)	(281)	(1,166)
Income (loss) from operations	(2,659)	(281)	(2,940)
Provision for income taxes	—	—	—
Other income (loss)	(24)	120	(96)
Net income (loss) attributable to controlling interest	(2,333)	(161)	(2,494)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 31,117 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three months ended March 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 6,432 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended March 25, 2008 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2009 and 2008 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 25,
	2009			2008
		Weighted			Weighted
		Average		Income	Average
	Income	Shares	Per-Share	(Loss)	Shares	Per-Share
Earnings per share – basic
Income (loss) available to common stockholders	$(2,814)	63,931	$(0.04)	$1,470	55,940	$0.03
Effect of dilutive securities
Redeemable convertible preferred stock	—	—			—
Options and warrants	—	—			137
Earnings per share – diluted
Net income	$(2,814)	63,931	$(0.04)	$1,470	56,077	$0.03

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Accounts receivable	$11,359	$10,072
Less: Allowance for doubtful accounts	(1,702)	(1,184)
	$9,657	$8,888

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Balance at the beginning of the period	$1,184	$944
Add: provision during the period	527	308
Less: write-offs during the period	(9)	(68)
Balance at the end of the period	$1,702	$1,184

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Deposits for raw materials	$7,520	$12,414
Prepayments and advances	1,530	642
	$9,050	$13,056

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Raw materials (including packing materials)	$26,297	$26,047
Finished goods	1,941	1,642
	28,238	27,689
Less: Inventory reserve	(1,816)	(565)
	$26,422	$27,124

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Balance at the beginning of the period	$565	$96
Add: provision during the period	1,667	471
Less: write-offs during the period	(416)	(2)
Balance at the end of the period	$1,816	$565

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Due from related companies for sales	$951	$981

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	March 25, 2009	December 25, 2008
	(In years)	(Unaudited)

Buildings	40	$7,580	$9,379
Machinery and equipment	5 - 12	18,685	16,298
Construction in process		5,361	2,216
		31,626	27,893
Less: Accumulated depreciation and amortization		(8,136)	(7,754)
		$23,490	$20,139

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25, 2009	December 25, 2008
	(Unaudited)

Land use rights	$5,252	$5,250
Less: Accumulated amortization	(772)	(721)
	$4,480	$4,529

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25, 2009	December 25, 2007
	(Unaudited)

Deposits from customers	$747	$591
Accruals for payroll, bonus and benefits	219	1,173
Utilities and accrued expenses	1,494	2,081
	$2,460	$3,845

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of March 25, 2009, all of the warrants issued to the placement agent were exercised cashless and 5,202 shares of Series A Preferred Stock were converted into 6,151,152 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of March 25, 2009, 4,549 shares of Series B Preferred Stock were converted into 7,316,698 shares of Class A Common Stock, and no warrants were exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousand)
2008
Series A	931	$931
Series B	5,570	5,570
Less unamortized discount		(1,856)
Balance December 25, 2008	6,501	$4,645

2009
Series A	798	$798
Series B	4,951	4,951
Less unamortized discount		(1,428)
Balance March 25, 2009	5,749	$4,321

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We were required to report a change of $120 as gain on the embedded derivative liability in other income on our statement of operations for the three months ended March 25, 2009 and a change of $690 as gain for 2008.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	75% to 80%	75% to 80%
Risk-free interest rate	0.95% to 1.36%	0.21% to 0.95%
Dividend yield	0	0

The Company considered all of the other minor features of the conversion option associated with the Company’s Series A and Series B Preferred Stock, including adjustments for: (i) stock dividends and splits, (ii) the sale of the Company’s securities, (iii) the subsequent issuance of rights, options, or warrants to Common shareholders, and (iv) forced conversion and redemption features. We ultimately determined that these features were insignificant and did not have a material impact on the concluded values of the Series A and Series B Preferred Stock.

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(2,047)
Conversion of 3,685 shares of Series A & B Preferred Stock to common stock during 2008	(159)
Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(120)
Conversion of 752 shares of Series A & B Preferred Stock to common stock during 2009	(12)
Fair Value at March 25, 2009	$155

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of March 25, 2009, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of March 25, 2009, warrants to purchase 400,000 shares of Class A Common Shares had been exercised and the outstanding warrants to purchase 25,000 shares of Class A Common Shares had expired.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2007	6,507,895	1.4077
Issued	—	—
Exercised	—	—
Expired	(25,000)	0.979
Outstanding at December 25, 2008	6,482,895	1.4093
Outstanding at March 25, 2009	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at March 25, 2009	6,482,895

As of March 25, 2009, these warrants had no intrinsic value.

NOTE 16. STOCK-BASED COMPENSATION

On January 20, 2006, options to purchase an additional 2,000,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. As of March 25, 2009, none of these options had been exercised. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

On December 13, 2006, options to purchase an additional 6,000,000 shares of Class A Common Stock were granted to the same officer at an exercise price of $1.82 per share with a term of 10 years. The options were fully vested upon grant. The market price of the Class A Common Stock as of the grant date was $1.82 per share. As of March 25, 2009, these options were fully vested but not exercisable. The Company recorded compensation expense of $5,820,000 based on an estimated fair value of the options of $0.97 per share on December 13, 2006, the grant date. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

December 13, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

The following table summarizes outstanding options as at March 25, 2009, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at March 25, 2009	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at March 25, 2009	Weighted Average Exercise Price

$ 1.60-1.82	8,000,000	$1.02	6.42	8,000,000	$1.765

The Company has no future compensation expense to record from this option outstanding at March 25, 2009 because they were fully vested upon grant and compensation cost was recorded as of that date.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended March 25,
	2009	2008
	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$7	$21
Shandong Longfeng Flour Company Limited (b)	11	10
	$18	$31

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

Loans from the Company’s major shareholder New Dragon Asia Food Limited are for working capital, are unsecured and bear no interest, and are payable if requested, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2009. The joint venture partner’s amounts are similar to the condition of New Dragon Asia Food Limited loans and no repayment is expected in 2009.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of March 25, 2009 and December 25, 2008, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 19. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the quarter ended March 25, 2009 and 2008:

	March 25, 2009	March 25, 2008
Net income (loss)	$(2,494)	$1,982
Foreign currency translation adjustment	41	3,141
Comprehensive income (loss)	$(2,453)	$5,123

NOTE 20. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the year ended March 25, 2009, the Company has spent approximately $2.42 million on the construction at the new plant and has committed to further capital expenditures of $0.51 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 21. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended March 25,
	2009	2008
	(US$'000)	(US$'000)
Net revenue
Instant noodles	1,064	3,395
Flour	1,999	6,115
Soybean	900	2,189
	3,963	11,699
Income (loss) from operation
Instant noodles	(1,573)	328
Flour	(958)	1,067
Soybean	(409)	21
	(2,940)	1,416
Depreciation and amortization
Instant noodles	198	274
Flour	148	173
Soybean	87	60
	433	507

	March 25,	December 25,
	2009	2008
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	16,180	13,084
Flour	9,179	8,667
Soybean	3,911	3,898
	29,270	25,649

NOTE 22. SUBSEQUENT EVENT

Appointment of Chief Financial Officer

On April 27, 2009, the Company’s Compensation Committee approved the appointment of Ms. Ling Wang as the new CFO of the Company and her related compensation of 2 million shares in lieu of cash for the term from April 1, 2009 to March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2008, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Recent Accounting Pronouncements

 In December 2007, the FASB Statement 141R, “Business Combinations” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company was January 1, 2009. Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard will not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that the standard will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”   (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective December 25, 2008 no additional disclosure were required.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

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

We believe that we have a reputation in China for producing some of the highest quality food products. We believe our production plants operate at a high level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. Most of our manufacturing equipment is purchased and imported from Switzerland, Japan and South Korea. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia, and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to begin exports of instant noodles and soybean powder to Europe. During the second quarter of the year 2006, we began export sales of noodle to Sweden and Greece. In early 2008, we began exporting noodle to Nigeria, Africa.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended March 25,
	2009	2008

Net revenue	$3,963	$11,699
Cost of goods sold	(5,518)	(9,557)
Gross profit	(1,555)	2,142
Selling and distribution expenses	(219)	(221)
General and administrative expenses	(1,166)	(505)
Gain (loss) on fair value adjustments to embedded derivatives	120	690
Income (loss) before income taxes	(2,844)	2,296
Income taxes benefit (expense)	349	(314)
Net income (loss) attributable to controlling interest	(2,494)	1,982

Three Months Ended March 25, 2009 Compared to Three Months Ended March 25, 2008

Net Revenue

Net revenue for the quarter ended March 25, 2009 was $3,963,000, representing a decrease of $7,736,000, or 66%, from $11,699,000 for the quarter ended March 25, 2009.

Revenues declined in all segments with instant noodles decreasing 67%, flour products decreasing 67% and soybean products declining 59%. The demand for our products decreased significantly and was responsible for 90% of the revenue decline. The price of our instant noodle also decreased and attributed to 10% of the revenue decline. We believe our revenues were affected by the abrupt slowdown in the economy worldwide.

Cost of goods sold

For the three months ended March 25, 2009, cost of goods sold was $5,518,000, a decrease of $4,039,000, or 42%, as compared to $9,557,000 for the three months ended March 25, 2008. The decrease was in line with the decrease in sales of our products.

For the three months ended March 25, 2009, as a percentage of revenue, cost of goods sold increased to 139% as compared to 82% for that of the prior year. For the three months ended March 25, 2009, gross margin (loss) was (39)% as compared to 18% for the prior year.  The loss in 2009 is due to 1) losses sustained on our higher end noodle products, as a result of the weakening economy, and 2) a charge to cost of goods sold of approximately $1.3 million as a reserve to inventory.  In our estimate, the reserve reduces inventory to a level that will allow us to produce finished goods inventory at a cost that will allow us to realize normal gross margins upon sale.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $219,000 for the quarter ended March 25, 2009, representing a decrease of $2,000 or 1% from $221,000 for the corresponding quarter of 2008. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses increased to 6% for the quarter ended March 25, 2009 as compared to 2% for the corresponding period in 2008. The increase was primarily due to the rapid decrease in the sales of our products.

General and Administrative Expenses

General and administrative expenses increased by $661,000, or 131%, to $1,166,000 for the quarter ended March 25, 2009 as compared to $505,000 for the corresponding quarter in 2008. The increase was primarily due to the provision for bad debt due from customers who were seriously affected by the abrupt slowdown in the economy worldwide.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the quarter ended March 25, 2009, the gain in this regard was $120,000.  For the corresponding period of 2008, the gain in this regard was $690,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Income (Loss) Attributable to Controlling Interests

Net loss attributable to controlling interest was $2,494,000 for the quarter ended March 25, 2009 as compared to net income attributable to controlling interest of $1,982,000 for the quarter ended March 25, 2008. Such decrease was primarily due to the decline in sales and provision for bad debt and raw material.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased $6,143,000 to $43,689,000 at March 25, 2009 as compared to $49,832,000 at December 25, 2008, which was primarily due to the disposal of the assets held for disposal and provision for bad debt and raw material.

Cash and cash equivalents were $5,807,000 as of March 25, 2009, an increase of $1,424,000 from December 25, 2008. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of March 25, 2009, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$2,522	$3,227	$—	$—	$—	$—	$5,749
Pre-determined annual fee charged by joint venture partners	97	129	129	129	129	4,528	5,141
Total	$2,619	$3,356	$129	$129	$129	$4,528	$10,890

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(752)
$5,749

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 25, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 25, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.15
Employment Agreement dated April 1, 2009 between New Dragon Asia Corp. and Ling Wang (incorporated herewith by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on May 8, 2009).

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

NEW DRAGON ASIA CORP.

Dated: May 8, 2009	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2009	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)