Form 10-Q
period 2009-06-25
NEW DRAGON ASIA CORP
filed 2009-08-10
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2009

or

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

The number of shares of Class A Common Stock outstanding as of July 31, 2009 was 77,757,447.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2009

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 25, 2009 (unaudited) and December 25, 2008	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 25, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the six months ended June 25, 2009 (unaudited) and the year ended December 25, 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4T.	Controls and Procedures	26

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	34

ITEM 6.	Exhibits	34

SIGNATURES		37

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	June 25, 2009	December 25, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,352	$4,383
Accounts receivable, net	10,972	8,888
Deposits and prepayments, net	7,357	13,056
Inventories, net	23,386	27,124
Assets held for disposal	—	5,778
Total current assets	49,067	59,229

Deferred tax asset	349	—
Property, machinery and equipment, net	25,454	20,139
Land use rights, net	4,438	4,529
Due from related companies	951	981
Total assets	$80,259	$84,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,098	$4,980
Other payables and accruals	1,918	3,845
Taxes payable	581	294
Embedded derivatives, at fair value	93	287
Total current liabilities	7,690	9,406

Due to shareholder	3,389	2,780
Due to joint venture partners	837	767
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –4,997 shares and 6,501 shares at June 25, 2009 and December 25, 2008	3,936	4,645
Total liabilities	15,852	17,598

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding – 71,141,326 at June 25, 2009 and 60,922,981 at December 25, 2008	7	6
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	34,171	32,521
Non-controlling interest	124	122
Retained earnings	16,761	21,321
Accumulated other comprehensive income	13,344	13,310
Total stockholders’ equity	64,407	67,280
Total liabilities and stockholders’ equity	$80,259	$84,878

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2009	2008	2009	2008

Net revenue	$5,630	$14,515	$9,593	$26,214
Cost of goods sold	(6,513)	(11,970)	(12,031)	(21,527)
Gross profit	(883)	2,545	(2,438)	4,687
Selling and distribution expenses	(148)	(369)	(367)	(590)
General and administrative expenses	(442)	(741)	(1,608)	(1,246)
Income (Loss) from operations	(1,473)	1,435	(4,413)	2,851
Other income (expense):
Interest income	—	—	2	2
Other income (expense)	(66)	27	(92)	215
Gain on fair value adjustments to embedded derivatives	53	738	173	1,428
VAT refund	15	28	15	28
Income (loss) before income taxes	(1,471)	2,228	(4,315)	4,524
Benefit (provision) for income taxes	—	(472)	349	(786)
Net income (loss)	(1,471)	1,756	(3,966)	3,738
Net income (loss) attributable to Non-controlling interest	1	—	2	—
Net income (loss) attributable to Controlling interest	$(1,470)	$1,756	$(3,964)	$3,738
Accretion of Redeemable Preferred Stock	(187)	(301)	(406)	(660)
Preferred Stock Dividends	(87)	(140)	(188)	(293)
Income available to (loss attributable to) common stockholders	$(1,744)	$1,315	$(4,558)	$2,785

Earnings per common share
Basic	$(0.03)	$0.02	$(0.07)	$0.05
Diluted	$(0.03)	$0.02	$(0.07)	$0.05
Weighted average number of common shares outstanding
Basic	69,742	57,165	66,815	56,615
Diluted	69,742	57,165	66,815	56,615

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Class A Common Stock		Additional Paid-in	Non Controlling	Retained	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Interest	Earnings	Income	Equity	Income
Balance at December 25, 2007	55,195	$5	$29,982	$294	$24,568	$7,767	$62,616	$18,972
Net (loss) attributable to controlling interest	-	-	-	(193)	(1,517)	-	(1,710)	(1,517)
Accretion of Redeemable Preferred Stock	-	-	-	-	(1,196)	-	(1,196)	-
Preferred Stock Dividends	-	-	-	-	(534)	-	(534)	-
Foreign currency translation adjustment	-	-	-	21	-	5,543	5,564	5,543
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	5,728	1	2,539	-	-	-	2,540	-
Balance at December 25, 2008	60,923	6	32,521	122	21,321	13,310	67,280	$4,026
Net income (loss)	-	-	-	2	(3,966)	-	(3,964)	(3,964)
Accretion of Redeemable Preferred Stock	-	-	-	-	(406)	-	(406)	-
Preferred Stock Dividends	-	-	-	-	(188)	-	(188)	-
Foreign currency translation adjustment	-	-	-	-	-	34	34	34
Conversion of preferred stock and related dividend payments made in Class A Common Stock	8,218	1	1,350	-	-	-	1,351	-
Share-based compensation to CFO	2,000	—	300	-	-	-	300	-
Balance at June 25, 2009 (unaudited)	71,141	$7	$34,171	$124	$16,761	$13,344	$64,407	$(3,930)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Six months ended June 25,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,966)	$3,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	317	29
Provision for inventory reserve	2,244	4
Depreciation and amortization of property, machinery, equipment and land use rights	864	1,020
Gain on fair value adjustments to embedded derivatives	(173)	(1,428)
Stock based compensation expense	75	—
Changes in operating assets and liabilities:
Accounts receivable	(2,396)	(411)
Deposits and prepayments	5, 628	107
Inventories	1,506	(3,159)
Due from related companies	30	(63)
Accounts payable	115	1,667
Other payables and accruals	(1,601)	98
Taxes payable	287	778
Due to related companies	—	(36)
Deferred tax asset	(349)	—
Net cash provided by operating activities	2,581	2,344

Cash flows from investing activities:
Purchases of property, machinery and equipment	(6,071)	(196)
Proceeds from sale of property, machinery and equipment	5,778	3
Net cash used in investing activities	(293)	(193)

Cash flows from financing activities:
Payment for preferred stock redemption	—	994
Proceed from shareholder loan	607	363
Proceeds from (repayment to) joint venture partners	70	(84)
Net cash provided by financing activities	677	1,273
Impact of foreign currency translation on cash	4	2,433
Net increase in cash and cash equivalents	2,969	5,857
Cash and cash equivalents at beginning of period	4,383	3,646
Cash and cash equivalents at end of period	$7,352	$9,503

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$1,504	$1,504

Dividend payments on preferred stock in the form of common stock	$215	$326

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

FIN 46, “Consolidation of Variable Interest Entities” requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity.  A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  The Company has completed a review of its investments in both non-marketable and marketable equity interests as well as other arrangements to determine whether it is the primarily beneficiary of any VIEs.  The review did not identify any VIEs.

The consolidated financial statements have been prepared in accordance with U.S. GAAP.  These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company adopted SFAS 157 on January 1, 2008. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

 The following table presents the embedded derivative, the Company’s only financial liability measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and its level within the fair value hierarchy during the period ended June 25, 2009 and 2008:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of June 25, 2009	$—	$—	$93	$93
Embedded derivative liabilities as of December 25, 2008	$—	$—	$287	$287

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (SFAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP SFAS 132(R)-1 will not affect the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of June 25, 2009 through the filing of this report with the SEC on August 10, 2009.

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS 166 is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the Company’s financial statements. SFAS 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS 166. The Company expects that adoption of SFAS 166 will not have a material effect on its financial position or results of operations.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS 167, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption of SFAS 167 will not have a material effect on its financial position or results of operations.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009.  The Company adopted SFAS 107-b and APB 28-a in the current period; no additional disclosures were required.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009.  Adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009.  Adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or disclosures.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of June 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$7,112	$240	$7,352
- Others	72,662	245	72,907
Total assets	79,774	485	80,259
Liabilities	8,375	7,477	15,852
Equity	52,039	12,368	64,407

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the six months ended June 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$9,593	$—	$9,593
Cost of goods sold	(12,031)	—	(12,031)
General and administrative expenses	(1,043)	(565)	(1,608)
Income (loss) from operations	(3,848)	(565)	(4,413)
Income tax benefit	349	—	349
Other income (expense)	(75)	173	98
Net loss attributable to controlling interest	(2,572)	(392)	(3,964)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 29,258 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and six months ended July 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months and six months ended June 25, 2009 and 2008 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 25,
	2009			2008
		Weighted			Weighted
		Average		Income	Average
	Income	Shares	Per-Share	(Loss)	Shares	Per-Share
Earnings per share – basic
Income (loss) attributable to common stockholders	$(1,744)	69,742	$(0.03)	$1,315	57,165	$0.02
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	—

Earnings per share – diluted	$(1,744)	69,742	$(0.03)	$1,315	57,165	$0.02

	Six Months Ended June 25,
	2009			2008
		Weighted			Weighted
		Average		Income	Average
	Income	Shares	Per-Share	(Loss)	Shares	Per-Share
Earnings per share – basic
Income (loss) attributable to common stockholders	$(4,558)	66,815	$(0.07)	$2,785	56,615	$0.05
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	—

Earnings per share – diluted	$(4,558)	66,815	$(0.07)	$2,785	56,615	$0.05

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 25, 2009	December 25, 2008
Accounts receivable	$12,469	$10,072
Less: Allowance for doubtful accounts	(1,497)	(1,184)
	$10,972	$8,888

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	June 25, 2009	December 25, 2008
Balance at the beginning of the period	$1,184	$944
Add: provision during the period	317	308
Less: write-offs during the period	(4)	(68)
Balance at the end of the period	$1,497	$1,184

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	June 25, 2009	December 25, 2008
Deposits for raw materials	$6,215	$12,414
Prepayments and advances	1,142	642
	$7,357	$13,056

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $75,000 as compensation expense for the quarter ended June 25, 2009. The remaining $225,000 has been recognized as a prepaid expense and will be charged to income on the straight-line basis over the remaining service term. See also Note 16.

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2009	December 25, 2008
Raw materials (including packing materials)	$23,629	$26,047
Finished goods	2,068	1,642
	25,697	27,689
Less: Inventory reserve	(2,311)	(565)
	$23,386	$27,124

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	June 25, 2009	December 25, 2008
Balance at the beginning of the period	$565	$96
Add: provision during the period	2,244	471
Less: write-offs during the period	(498)	(2)
Balance at the end of the period	$2,311	$565

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	June 25, 2009	December 25, 2008
Due from related companies for sales	$951	$981

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	June 25, 2009	December 25, 2008
	(In years)

Buildings	40	$7,580	$9,379
Machinery and equipment	5 - 12	18,701	16,298
Construction in process		7,698	2,216
		33,979	27,893
Less: Accumulated depreciation and amortization		(8,525)	(7,754)
		$25,454	$20,139

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	June 25, 2009	December 25, 2008
Land use rights	$5,252	$5,250
Less: Accumulated amortization	(814)	(721)
	$4,438	$4,529

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	June 25, 2009	December 25, 2008
Deposits from customers	$372	$591
Accruals for payroll, bonus and benefits	446	1,173
Utilities and accrued expenses	1,100	2,081
	$1,918	$3,845

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of June 25, 2009, all of the warrants issued to the placement agent have been exercised cashless, and 5,335 shares of Series A Preferred Stock have been converted into 6,935,558 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of June 25, 2009, 5,168 shares of Series B Preferred Stock have been converted into 10,966,164 shares of Class A Common Stock, and no warrants have been  exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
2008		(in thousands)
Series A	931	$931
Series B	5,570	5,570
Less unamortized discount		(1,856)
Balance December 25, 2008	6,501	$4,645

2009
Series A	665	$665
Series B	4,332	4,332
Less unamortized discount		(1,061)
Balance June 25, 2009	4,997	$3,936

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We recognized a gain of $173,000 on the embedded derivative liability in other income on our statement of operations for the six months ended June 25, 2009 and a gain of $1,428,000 for the six months ended June 25, 2008.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	85% to 90%	105% to 1100%
Risk-free interest rate	1.15% to 1.42%	0.07% to 0.82%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows (in thousands):

Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(2,047)
Conversion of 3,685 shares of Series A & B Preferred Stock to common stock during 2008	(159)
Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(173)
Conversion of 1,504 shares of Series A & B Preferred Stock to common stock during 2009	(21)
Fair Value at June 25, 2009	$93

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of June 25, 2009, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of June 25, 2009, warrants to purchase 400,000 shares of Class A Common Shares had been exercised and the outstanding warrants to purchase 25,000 shares of Class A Common Shares had expired.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2007	6,507,895	1.4077
Issued	—	—
Exercised	—	—
Expired	(25,000)	0.979
Outstanding at December 25, 2008	6,482,895	1.4093
Outstanding at June 25, 2009	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at June 25, 2009	6,482,895

As of June 25, 2009, these warrants had no intrinsic value.

NOTE 16. STOCK-BASED COMPENSATION

On January 20, 2006, options to purchase 2,000,000 shares of Class A Common Stock were issued to an officer at an exercise price of $1.60 per share with a term of 6 years. The market price of the Class A Common Stock as of the grant date was $1.54 per share. The Company recorded compensation expense of $2,320,000 based on an estimated fair value of the options of $1.16 per share on January 20, 2006. The per share fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

January 20, 2006
Life (years)	6
Dividend yield	None
Risk - free interest rate	4.36%
Volatility	89%

None of these options were exercised, and as of June 25, 2009, all of these options had expired as the employment contract with the officer expired

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

As of June 25, 2009, these options were fully vested. According to the employment contract with the officer, all of these options will expire in January 2010, one year after the expiration of the employment contract.

The following table summarizes outstanding options as at June 25, 2009, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding at June 25, 2009	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at June 25, 2009	Weighted Average Exercise Price

$1.82	6,000,000	$0.97	0.58	6,000,000	$1.82

The Company has no future compensation expense to record from this option outstanding at June 25, 2009 because they were fully vested upon grant and compensation cost was recorded as of that date.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $75,000 as compensation expense for the quarter ended June 25, 2009. The remaining $225,000 has been recognized as a prepaid expense and will be charged to income on the straight-line basis over the remaining service term.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2009	2008	2009	2008
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$7	$21	$14	$42
Shandong Longfeng Flour Company Limited (b)	12	11	23	21
	$19	$32	37	63

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

Loans from the Company’s major shareholder, New Dragon Asia Food Limited, are for working capital, are unsecured, bear no interest, and are payable upon request, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2009. The joint venture partner’s amounts are similar to the condition of New Dragon Asia Food Limited loans and no repayment is expected in 2009.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of June 25, 2009 and December 25, 2008, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 19. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the quarter ended June 25, 2009 and 2008:

	June 25, 2009	June 25, 2008
Net income (loss)	$(3,964)	$3,738
Foreign currency translation adjustment	34	5,309
Comprehensive income (loss)	$(3,930)	$9,047

NOTE 20. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the six months ended June 25, 2009, the Company spent approximately $2.42 million on the construction at the new plant and has committed to further capital expenditures of $0.51 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 21. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended June 25,		For the six months ended June 25,
	2009	2008	2009	2008
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	1,001	3,535	2,065	6,930
Flour	3,356	8,207	5,355	14,322
Soybean	1,273	2,773	2,173	4,962
	5,630	14,515	9,593	26,214
Income (loss) from operation
Instant noodles	(884)	222	(2,457)	550
Flour	(205)	1,231	(1,163)	2,298
Soybean	(384)	(18)	(793)	3
	(1,473)	1,435	(4,413)	2,851
Depreciation and amortization
Instant noodles	246	274	444	548
Flour	95	164	243	337
Soybean	90	62	177	122
	431	500	864	1,007

	June 25,	December 25,
	2009	2008
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	15,923	13,084
Flour	8,952	8,667
Soybean	6,317	3,898
	31,192	25,649

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (SFAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP SFAS 132(R)-1 will not affect the company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of June 25, 2009 through the filing of this report with the SEC on August 10, 2009.

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS 166 is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the company’s financial statements. SFAS 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS 166. The company expects that SFAS 166 will not have a material effect on its financial position or results of operations.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS 167, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company expects that adoption of SFAS 167 will not have a material effect on its financial position or results of operations.

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective December 26, 2008, and no additional disclosure were required.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009.  The Company adopted SFAS 107-b and APB 28-a, and no additional disclosure were required.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009.  We have determined that the standard did not have a material impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Proposed Staff Position is effective for interim periods ending after June 15, 2009.  We have determined that the standard did not have a material impact on the Company’s financial position, cash flows, or disclosures.

Overview

Headquartered in Shandong Province, PRC, we are engaged in the milling, sale, and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. We market our products with our brand name called “LONG FENG” through a countrywide network of distributors. We have eight manufacturing plants in the PRC with an aggregate annual production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of soybean powder.

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

We produce two types of soybean products - soybean protein powder and soybean powder. They are principally supplied to food and beverage producers.

We believe that we have a reputation in China for producing some of the highest quality food products. We believe our production plants operate at a high level of hygiene and efficiency and all of our plants are certified under the ISO9002 standards. We also use strict quality control systems, resulting in what we believe to be a favorable customer perception of the “Long Feng” brand.

Our products are marketed and distributed throughout China by our distributors. Our sales and marketing strategy focuses on maintaining strong distribution relationships by holding annual sales order meetings, regular distributor conferences and an excellent quality/price dynamic.

We believe our distribution system is the key to our continued success in developing the “Long Feng” brand as one of the famous domestic brands in China. Most of our distributors have long-term relationships with us.

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

In addition to domestic sales, we export noodles to other countries such as South Korea, Australia, Malaysia, and Indonesia. We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the company to export instant noodles and soybean powder to Europe and Africa.

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

Employees

We employ approximately 1,500 employees. All of them are located in the eight plants. We have maintained good relationships with our employees and no major disputes have occurred since our inception.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2009	2008	2009	2008

Net revenue	$5,630	$14,515	$9,593	$26,214
Cost of goods sold	(6,513)	(11,970)	(12,031)	(21,527)
Gross profit	(883)	2,545	(2,438)	4,687
Selling and distribution expenses	(148)	(369)	(367)	(590)
General and administrative expenses	(442)	(741)	(1,608)	(1,246)
Gain on fair value adjustments to embedded derivatives	53	738	173	1,428
Income (loss) before income taxes	(1,471)	2,228	(4,315)	4,524
Income taxes benefit (expense)	—	(472)	349	(786)
Net income (loss) attributable to controlling interest	(1,470)	1,756	(3,964)	3,738

Six Months Ended June 25, 2009 Compared to Six Months Ended June 25, 2008

Net Revenue

Net revenue for the six months ended June 25, 2009 was $9,593,000, representing a decrease of $16,621,000, or 63%, from $26,214,000 for the six months ended June 25, 2008.

Revenues declined in all segments with instant noodles decreasing 70%, flour products decreasing 63% and soybean products declining 56%. The demand for our products decreased significantly and was responsible for 90% of the revenue decline. The price of our instant noodle also decreased and attributed to 10% of the revenue decline. We believe our revenues were affected by the abrupt slowdown in the economy worldwide.

Cost of goods sold

For the six months ended June 25, 2009, cost of goods sold was $12,031,000, a decrease of $9,496,000, or 44%, as compared to $21,527,000 for the six months ended June 25, 2008. The decrease was in line with the decrease in sales of our products.

For the six months ended June 25, 2009, as a percentage of revenue, cost of goods sold increased to 125% as compared to 82% for that of the prior year. For the six months ended June 25, 2009, gross margin (loss) was (25)% as compared to 18% for the prior year.  The loss in 2009 is due to 1) losses sustained on our higher end noodle products, as a result of the weakening economy, and 2) a charge to cost of goods sold of approximately $2.0 million as a reserve to inventory.  In our estimate, the reserve reduces inventory to a level that will allow us to produce finished goods inventory at a cost that will allow us to recover selling costs and realize normal gross margins upon sale.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $367,000 for the six months ended June 25, 2009, representing a decrease of $223,000 or 38% from $590,000 for the corresponding period of 2008. The decrease was in line with the decrease in sales of our products.

As a percentage of net revenue, selling and distribution expenses increased to 4% for the six months ended June 25, 2009 as compared to 2% for the corresponding period in 2008. The increase was primarily due to the rapid decrease in the sales of our products.

General and Administrative Expenses

General and administrative expenses increased by $362,000, or 29%, to $1,608,000 for the six months ended June 25, 2009 as compared to $1,246,000 for the corresponding period in 2008. The increase was primarily due to the provision for bad debt due from customers who were seriously affected by the abrupt slowdown in the economy worldwide.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the six months ended June 25, 2009, the gain in this regard was $173,000. For the corresponding period of 2008, the gain in this regard was $1,428,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Income (Loss) Attributable to Controlling Interests

Net loss attributable to controlling interest was $3,964,000 for the six months ended June 25, 2009 as compared to net income attributable to controlling interest of $3,738,000 for the six months ended June 25, 2008. Such decrease was primarily due to the decline in sales and provision for bad debt and raw material.

Three Months Ended June 25, 2009 Compared to Three Months Ended June 25, 2008

Net Revenue

Net revenue for the quarter ended June 25, 2009 was $5,630,000, representing a decrease of $8,885,000, or 61%, from $14,515,000 for the quarter ended June 25, 2008.

Revenues declined in all segments with instant noodles decreasing 72%, flour products decreasing 59% and soybean products declining 54%. The demand for our products decreased significantly and was responsible for 90% of the revenue decline. The price of our instant noodle also decreased and attributed to 10% of the revenue decline. We believe our revenues were affected by the abrupt slowdown in the economy worldwide.

Cost of goods sold

For the three months ended June 25, 2009, cost of goods sold was $6,513,000, a decrease of $5,457,000, or 46%, as compared to $11,970,000 for the three months ended June 25, 2008. The decrease was in line with the decrease in sales of our products.

For the three months ended June 25, 2009, as a percentage of revenue, cost of goods sold increased to 116% as compared to 82% for that of the prior year. For the three months ended June 25, 2009, gross margin (loss) was (16)% as compared to 18% for the prior year.  The loss in 2009 is due to 1) losses sustained on our higher end noodle products, as a result of the weakening economy, and 2) a charge to cost of goods sold of approximately $0.6 million as a reserve to inventory.  In our estimate, the reserve reduces inventory to a level that will allow us to produce finished goods inventory at a cost that will allow us to realize normal gross margins upon sale.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $148,000 for the quarter ended June 25, 2009, representing a decrease of $221,000 or 60% from $369,000 for the corresponding quarter of 2008. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses increased to 3% for the quarter ended June 25, 2009 as compared to 2% for the corresponding period in 2008. The increase was primarily due to the decrease in the sales of our products.

General and Administrative Expenses

General and administrative expenses decreased by $299,000, or 40%, to $442,000 for the quarter ended June 25, 2009 as compared to $741,000 for the corresponding quarter in 2008. The decrease was primarily due to the cost controls implemented by us.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the quarter ended June 25, 2009, the gain in this regard was $53,000. For the corresponding period of 2008, the gain in this regard was $738,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Income (Loss) Attributable to Controlling Interests

Net loss attributable to controlling interest was $1,470,000 for the quarter ended June 25, 2009 as compared to net income attributable to controlling interest of $1,756,000 for the quarter ended June 25, 2008. Such decrease was primarily due to the decline in sales and provision for bad debt and raw material.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased $8,446,000 to $41,377,000 at June 25, 2009 as compared to $49,823,000 at December 25, 2008, which was primarily due to the disposal of the assets held for disposal and provision for bad debt and raw material.

Cash and cash equivalents were $7,352,000 as of June 25, 2009, an increase of $2,969,000 from December 25, 2008. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of June 25, 2009, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$1,770	$3,227	$—	$—	$—	$—	$4,997
Pre-determined annual fee charged by joint venture partners	65	129	129	129	129	4,528	5,109
Total	$1,835	$3,356	$129	$129	$129	$4,528	$10,106

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(1,504)
$4,997

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 25, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive and principal financial officers or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 25, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are controlled by our major shareholder

Our major shareholder, New Dragon Asia Food Ltd., which is controlled by our Chairman, Mr. Heng Jing Lu, owns approximately 25% of our outstanding shares.  Mr. Lu has sole voting and dispositive control over the shares of us held by New Dragon Asia Food Ltd.

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

RISKS RELATED TO OUR BUSINESS

The effects of the global financial crisis on our business have been severe

From the middle of 2008 until the middle of 2009, the international capital markets experienced severe volatility and exhibited overall significant declines in prices of equity securities, which events taken in combination with a freezing of international credit markets and lack of availability of private capital led to a near shutdown of private flows of capital.  In addition, several high profile acquisitions and bankruptcies and the alleged fraud perpetrated by Bernard Madoff exacerbated a lack of confidence in global financial institutions and their oversight.

Government responses to these events have included partial nationalization of certain industries and enterprises, “bail-out” packages intended to provide liquidity to market participants, stimulus measures designed to reinvigorate national economies.  Consumers, on the other hand, have pulled back spending on a global scale, including with respect to those items otherwise considered recession proof such as food products.  Our ability to operate our business has been materially adversely affected by these events.  In addition, the effects of the global financial crisis on the industry and geographic sectors that we are engaged in are just beginning to become apparent and it is impossible to predict the full impact they may have on us, including with respect to our expansion plans and the capital required to implement such strategy.  While we intend to conserve capital in order to keep operating, it is very difficult for us to anticipate future trends in the PRC food industry or in the PRC economy in general, each of which materially affects our business.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders (“Annual Meeting”) was held on June 11, 2009. Proposals 1, 2 and 3 were approved, Proposal 4 was not approved. The proposals below are described in detail in the Company’s definitive proxy statement dated May 4, 2009, for the Annual Meeting originally scheduled to be held on May 21, 2009. Abstentions and broker non-votes were counted for purposes of determining whether a quorum was present. Shares not present at the Annual Meeting, broker non-votes and abstentions had no effect on the results of any of the proposals.

The results are as follows:

Proposal 1

The individuals listed below received the highest number of affirmative votes of the outstanding shares of the Company’s common stock present or represented by proxy and voting at the Annual Meeting, in each case constituting a majority of the total outstanding shares, and were elected at the Annual Meeting to serve a one-year term on the Board of Directors.

NAME	For	Authority Withheld
Heng Jing Lu	33,074,182	1,457,218
Li Xia Wang	33,257,881	1,273,519
Ling Wang	33,207,805	1,323,595
Zhi Yong Jiang	33,338,150	1,193,250
De Lin Yang	33,340,961	1,190,439
Qi Xue	33,338,164	1,193,236
Feng Ju Chen	33,326,101	1,205,299

Proposal 2

Ratification of the appointment of Crowe Horwath LLP to serve as our independent auditors for the fiscal year ended December 25, 2009.

For	Against	Abstain
33,799,299	403,035	329,065

Proposal 3

Amendment of the existing New Dragon Asia Corporation Equity Incentive Plan to allow for the grant of restricted stock and for grants to employs.

For	Against	Abstain
31,787,649	2,577,974	165,777

Proposal 4

To amend our Certificate of Incorporation to effect a reverse split of our Series A Common Stock at a ratio of 1 for 10.

For	Against	Abstain
31,953,211	2,526,289	51,900

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).
3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).
3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).
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

NEW DRAGON ASIA CORP.

Dated: August 10, 2009	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: August 10, 2009	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)