Form 10-Q
period 2009-09-25
NEW DRAGON ASIA CORP
filed 2009-11-16
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2009

or

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

The number of shares of Class A Common Stock outstanding as of October 31, 2009 was 83,364,229.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 25, 2009

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 25, 2009 (unaudited) and December 25, 2008	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 25, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine months ended September 25, 2009 (unaudited) and the year ended December 25, 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4T.	Controls and Procedures	26

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

SIGNATURES		36

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	September 25, 2009	December 25, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,250	$4,383
Accounts receivable, net	13,453	8,888
Deposits and prepayments, net	6,416	13,056
Inventories, net	19,676	27,124
Assets held for disposal	—	5,778
Total current assets	42,795	59,229

Deferred tax asset	350	—
Property, machinery and equipment, net	30,648	20,139
Land use rights, net	4,383	4,529
Due from related companies	952	981
Total assets	$79,128	$84,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,222	$4,980
Other payables and accruals	1,896	3,845
Taxes payable	619	294
Embedded derivatives, at fair value	99	287
Total current liabilities	7,836	9,406

Due to shareholder	3,448	2,780
Due to joint venture partners	856	767
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares - 5,000,000
Issued and outstanding –4,246 shares and 6,501 shares at September 25, 2009 and December 25, 2008	3,501	4,645
Total liabilities	15,641	17,598

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares - 102,000,000
Issued and outstanding – 77,757,447 at September 25, 2009 and 60,922,981 at December 25, 2008	8	6
Class B Common Stock, $0.0001 par value:
Authorized shares - 2,000,000
Issued and outstanding – none	—	—
Additional paid-in capital	34,860	32,521
Non-controlling interest	124	122
Retained earnings	15,090	21,321
Accumulated other comprehensive income	13,405	13,310
Total stockholders’ equity	63,487	67,280
Total liabilities and stockholders’ equity	$79,128	$84,878

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,		Nine months ended September 25,
	2009	2008	2009		2008

Net revenue	$6,290	$14,942		$15,883	$41,156
Cost of goods sold	(6,560)	(12,439)		(18,591)	(33,966)
Gross profit (loss)	(270)	2,503		(2,708)	7,190
Selling and distribution expenses	(230)	(387)		(597)	(977)
General and administrative expenses	(413)	(569)		(2,021)	(1,815)
Income (Loss) from operations	(913)	1,547		(5,326)	4,398
Other income (expense):
Interest income	4	4		6	6
Other income (expense)	(512)	32		(604)	247
Gain (loss) on fair value adjustments to embedded derivatives	(11)	362		162	1,790
VAT refund	—	32		15	60
Income (loss) before income taxes	(1,432)	1,977		(5,747)	6,501
Benefit (provision) for income taxes	(1)	(470)		348	(1,256)
Net income (loss)	(1,433)	1,507		(5,399)	5,245
Net income (loss) attributable to Non-controlling interest	—	—		2	—
Net income (loss) attributable to Controlling interest	$(1,433)	$1,507		$(5,397)	$5,245
Accretion of Redeemable Preferred Stock	(164)	(282)		(570)	(942)
Preferred Stock Dividends	(74)	(127)		(262)	(420)
Income available to (loss attributable to) common stockholders	$(1,671)	$1,098		$(6,229)	$3,883

Earnings per common share
Basic	$(0.02)	$0.02	$	(0.09)	$0.07
Diluted	$(0.02)	$0.02	$	(0.09)	$0.07
Weighted average number of common shares outstanding
Basic	76,961	58,625		70,259	57,263
Diluted	76,961	58,625		70,259	57,263

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Class A Common Stock		Additional Paid-in	Non Controlling	Retained	Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	interest	Earnings	Income	Equity	Income
Balance at December 25, 2007	55,195	$5	$29,982	$294	$24,568	$7,767	$62,616	$18,972
Net (loss) attributable to controlling interest	-	-	-	(193)	(1,517)	-	(1,710)	(1,517)
Accretion of Redeemable Preferred Stock	-	-	-	-	(1,196)	-	(1,196)	-
Preferred Stock Dividends	-	-	-	-	(534)	-	(534)	-
Foreign currency translation adjustment	-	-	-	21	-	5,543	5,564	5,543
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	5,728	1	2,539	-	-	-	2,540	-
Balance at December 25, 2008	60,923	6	32,521	122	21,321	13,310	67,280	$4,026
Net income (loss)	-	-	-	2	(5,399)	-	(5,397)	(5,397)
Accretion of Redeemable Preferred Stock	-	-	-	-	(570)	-	(570)	-
Preferred Stock Dividends	-	-	-	-	(262)	-	(262)	-
Foreign currency translation adjustment	-	-	-	-	-	95	95	95
Conversion of preferred stock and related dividend payments made in Class A Common Stock	14,834	2	2,039	-	-	-	2,041	-
Share-based compensation to CFO	2,000	—	300	-	-	-	300	-
Balance at September 25, 2009 (unaudited)	77,757	$8	$34,860	$124	$15,090	$13,405	$63,487	$(5,302)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Nine months ended September 25,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(5,399)	$5,245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	94	112
Provision for inventory reserve	2,257	2
Depreciation and amortization of property, machinery, equipment and land use rights	1,319	1,562
Loss on sale of machinery and equipment	203	—
Gain on fair value adjustments to embedded derivatives	(162)	(1,790)
Stock based compensation expense	150	—
Changes in operating assets and liabilities:
Accounts receivable	(4,643)	(456)
Deposits and prepayments	6,497	(1,899)
Inventories	5,213	(3,682)
Due from related companies	30	(109)
Accounts payable	236	1,573
Other payables and accruals	(1,611)	53
Taxes payable	325	(2,841)
Due to related companies	—	(36)
Deferred tax asset	(350)	—
Net cash provided by (used in) operating activities	4,159	(2,266)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(11,546)	(598)
Proceeds from sale of property, machinery and equipment	5,848	3
Net cash used in investing activities	(5,698)	(595)

Cash flows from financing activities:
Payment for preferred stock redemption	—	(84)
Proceed from shareholder loan	664	1,243
Proceeds from (repayment to) joint venture partners	88	598
Net cash provided by financing activities	752	1,757

Impact of foreign currency translation on cash	(346)	2,756
Net increase (decrease) in cash and cash equivalents	(1,133)	1,652
Cash and cash equivalents at beginning of period	4,383	3,646
Cash and cash equivalents at end of period	$3,250	$5,298

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$2,255	$2,181

Dividend payments on preferred stock in the form of common stock	$302	$466

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

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and its wholly and majority owned subsidiaries (Note 1).  Intercompany balances and transactions have been eliminated in consolidation.

U.S. GAAP requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity.  A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  The Company has completed a review of its investments in both non-marketable and marketable equity interests as well as other arrangements to determine whether it is the primarily beneficiary of any VIEs.  The review did not identify any VIEs.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

Effective December 26, 2008 the Company adopted a change in reporting noncontrolling interest as required by generally accepted accounting principles. The change was applied retrospectively, resulting in the reclassification of minority interest to equity. The change was not significant.

Contractual Joint Ventures

A contractual joint venture is an entity established between the Company and another joint venture partner, with the rights and obligations of each party governed by a contract.  Currently, the Company has established three contractual joint ventures with three Chinese partners in China, with percentage of ownership ranging from 79.64% to 90%.  Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss, regardless of the ownership in the contractual joint venture.  In view of such contracted profit sharing arrangement, the three contractual joint ventures are regarded as 100% owned by the Company for income statement purpose.  The Company’s consolidated financial statements include the financial statements of the contractual joint ventures and accounts for the portion of the contractual joint ventures not wholly-owned by the Company as non-controlling interest.

Accounting for Derivative Instruments

Derivatives are recorded on the Company’s balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s Series A and B Redeemable Convertible Preferred Stock are separately valued and accounted for on the Company’s balance sheet.

The Company has determined that the conversion features of its redeemable convertible preferred stock and warrants to purchase common stock are derivatives that the Company is required to account for as if they were free-standing instruments.. The Company has also determined that it is required to designate these derivatives as liabilities in its financial statements. As a result, the Company reports the value of these embedded derivatives as current liabilities on its balance sheet and reports changes in the value of these derivatives as non-operating gains or losses on its statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in the statement of operations and resulting adjustments to the associated liability amounts reflected on the balance sheet) on a quarterly basis, and is based on the market value of the Company’s common stock. Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on the Company’s statement of operations.

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of September 25, 2009 and December 25, 2008.

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

Fair Value of Financial Instruments

The Company adopted on January 1, 2008 a new method of accounting for and recording fair values of financial instruments. This change to generally accepted accounting principles establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following table presents the embedded derivatives, the Company’s only financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and its level within the fair value hierarchy during the period ended September 25, 2009 and December 25, 2008:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of September 25, 2009	$—	$—	$99	$99
Embedded derivative liabilities as of December 25, 2008	$—	$—	$287	$287

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, generally accepted accounting principles for Employers’ Disclosures about Postretirement Benefit Plan Assets, was revised and will be required to be implemented effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. It will not affect the Company’s financial position or results of operations.

In May 2009, generally accepted accounting principles, for reporting “Subsequent Events,” was revised establishing a new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of September 25, 2009 through the filing of this report with the Securities and Exchange Commission (“SEC”) on November 16, 2009.

In June 2009, generally accepted accounting principles for reporting and accounting for transfers of financial assets, was revised and is to be applied to financial asset transfers on or after the effective date, which is December 26, 2009 for the Company’s financial statements. This changes and limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this change. The Company expects that adoption of this revision will not have a material effect on its financial position or results of operations.

In June 2009, generally accepted accounting principles amended the accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. It defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result; the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption will not have a material effect on its financial position or results of operations.

In January 2009, generally accepted accounting principles were revised to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends prior generally accepted accounting principles to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009.  The Company adopted this change in the current period; no additional disclosures were required.

In March 2009, generally accepted accounting principles were revised related to the recognition and presentation of other-than-temporary impairments.  The new guidance modifies the presentation and disclosures surrounding such instruments.  This proposal is effective for interim periods ending after June 15, 2009.  Adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or disclosures.

In June 2009, generally accepted accounting principles were revised effective for interim reports for annual periods ending after September 15, 2009. The Financial Accounting Standards Board completed the Accounting Standards Codification (“Codification”) which will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This revision is effective for interim and annual periods ending after September 15, 2009. Existing accounting standards are superseded upon completion of the Codification. The Company has revised its interim financial statements to comply with this change and to use plain English to describe its accounting principles.

In March 2008, generally accepted accounting principles revised requirements for Disclosures about Derivative Instruments and Hedging Activities. The revision requires entities using derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  The change also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of generally accepted accounting principles have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted revision effective December 26, 2008, and no additional disclosure were required

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of September 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,250	$—	$3,250
- Others	75,683	195	75,878
Total assets	78,933	195	79,128
Liabilities, excluding Series A and B Redeemable Convertible Preferred Stock	9,178	2,962	12,140
Equity	50,874	12,613	63,487

Assets located outside of China consist primarily of other receivables. Liabilities located outside of China consist primarily of shareholder’s loan, which was non-interest.

Condensed statement of operation information for the nine months ended September 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$15,883	$—	$15,883
Cost of goods sold	(18,591)	—	(18,591)
General and administrative expenses	(1,260)	(761)	(2,021)
Income (loss) from operations	(4,565)	(761)	(5,326)
Income tax benefit	348	—	348
Other income (expense)	(583)	162	(421)
Net loss attributable to controlling interest	(4,798)	(599)	(5,397)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance generally accepted accounting principles.  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 25,266,000 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and nine months ended September 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 25, 2009 and 2008 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2009				2008
		Weighted				Weighted
		Average			Income	Average
	Income	Shares	Per-Share		(Loss)	Shares	Per-Share
Earnings per share – basic
Income (loss) attributable to common stockholders	$(1,671)	76,961	$	(0.02)	$1,098	58,625	$0.02
Effect of dilutive securities
Redeemable convertible preferred stock	—	—			—	—
Options and warrants	—	—			—	—

Earnings per share – diluted	$(1,671)	76,961	$	(0.02)	$1,098	58,625	0.02

	Nine Months Ended September 25,
	2009				2008
		Weighted				Weighted
		Average			Income	Average
	Income	Shares	Per-Share		(Loss)	Shares	Per-Share
Earnings per share – basic
Income (loss) attributable to common stockholders	$(6,229)	70,259	$	(0.09)	$3,883	57,263	$0.07
Effect of dilutive securities
Redeemable convertible preferred stock	—	—			—	—
Options and warrants	—	—			—	—

Earnings per share – diluted	$(6,229)	70,259	$	(0.09)	$3,883	57,263	$0.07

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2009	December 25, 2008
Accounts receivable	$14,729	$10,072
Less: Allowance for doubtful accounts	(1,276)	(1,184)
	$13,453	$8,888

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	September 25, 2009	December 25, 2008
Balance at the beginning of the period	$1,184	$944
Add: provision during the period	95	308
Less: write-offs during the period	(3)	(68)
Balance at the end of the period	$1,276	$1,184

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2009	December 25, 2008
Deposits for raw materials	$5,193	$12,414
Prepayments and advances	1,223	642
	$6,416	$13,056

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $150,000 as compensation expense for the six months ended September 25, 2009. The remaining $150,000 has been recognized as a prepaid expense and will be charged to income on the straight-line basis over the remaining service term. See also Note 16.

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2009	December 25, 2008
Raw materials (including packing materials)	$20,402	$26,047
Finished goods	1,585	1,642
	21,987	27,689
Less: Inventory reserve	(2,311)	(565)
	$19,676	$27,124

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	September 25, 2009	December 25, 2008
Balance at the beginning of the period	$565	$96
Add: provision during the period	2,261	471
Less: write-offs during the period	(515)	(2)
Balance at the end of the period	$2,311	$565

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	September 25, 2009	December 25, 2008
Due from related companies for sales	$952	$981

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	September 25, 2009	December 25, 2008
	(In years)

Buildings	40	$13,394	$9,379
Machinery and equipment	5 - 12	18,396	16,298
Construction in process		7,695	2,216
		39,485	27,893
Less: Accumulated depreciation and amortization		(8,837)	(7,754)
		$30,648	$20,139

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2009	December 25, 2008
Land use rights	$5,256	$5,250
Less: Accumulated amortization	(873)	(721)
	$4,383	$4,529

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2009	December 25, 2008
Deposits from customers	$321	$591
Accruals for payroll, bonus and benefits	208	1,173
Utilities and accrued expenses	1,367	2,081
	$1,896	$3,845

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of September 25, 2009, all of the warrants issued to the placement agent have been exercised cashless, and 5,468 shares of Series A Preferred Stock have been converted into 7,834,004 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of September 25, 2009, 5,787 shares of Series B Preferred Stock have been converted into 15,068,386 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousands)
2008
Series A	931	$931
Series B	5,570	5,570
Less unamortized discount	-	(1,856)
Balance December 25, 2008	6,501	$4,645

2009
Series A	532	$532
Series B	3,714	3,714
Less unamortized discount	-	(745)
Balance September 25, 2009	4,246	$3,501

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We recognized a gain of $162,000 on the embedded derivative liability in other income on our statement of operations for the nine months ended September 25, 2009 and a gain of $1,790,000 for the nine months ended September 25, 2008.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	90% to 95%	110% to 115%
Risk-free interest rate	0.84% to 1.11%	0.0% to 0.55%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows (in thousands):

Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(2,047)
Conversion of 3,685 shares of Series A & B Preferred Stock to common stock during 2008	(159)
Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(162)
Conversion of 1,504 shares of Series A & B Preferred Stock to common stock during 2009	(26)
Fair Value at September 25, 2009	$99

NOTE 14. COMMON STOCK

On September 4, 2003, the Company issued 3,300,000 shares of Class A Common Stock for an aggregate purchase amount of $1,650,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 1,650,000 shares of the Company’s Class A Common Stock, which have a term of 5 years at an exercise price of $0.99 per share. As of September 25, 2009, all such warrants had been exercised.

On October 7, 2003, the Company issued 850,000 shares of Class A Common Stock for an aggregate purchase amount of $425,000 or $0.50 per share. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The purchasers were also issued warrants to purchase 425,000 shares of the Company’s Class A Common Stock, which have a term of 5 years and an exercise price of $0.979 per share. As of September 25, 2009, warrants to purchase 400,000 shares of Class A Common Shares had been exercised and the outstanding warrants to purchase 25,000 shares of Class A Common Shares had expired.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2007	6,507,895	1.4077
Issued	—	—
Exercised	—	—
Expired	(25,000)	0.979
Outstanding at December 25, 2008	6,482,895	1.4093
Outstanding at September 25, 2009	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock	Exercise
	Issuable Under Warrants	Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at September 25, 2009	6,482,895

As of September 25, 2009, these warrants had no intrinsic value.

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

None of these options were exercised, and as of September 25, 2009, all of these options had expired as the employment contract with the officer expired.

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

As of September 25, 2009, these options were fully vested. According to the employment contract with the officer, all of these options will expire in January 2010, one year after the expiration of the employment contract.

The following table summarizes outstanding options as at September 25, 2009, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding at September 25, 2009	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at September 25, 2009	Weighted Average Exercise Price

$1.82	6,000,000	$0.97	0.33	6,000,000	$1.82

The Company has no future compensation expense to record from this option outstanding at September 25, 2009 because they were fully vested upon grant and compensation cost was recorded as of that date. As of September 25, 2009, the options had no intrinsic value.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $150,000 as compensation expense for the nine months ended September 25, 2009. The remaining $150,000 has been recognized as a prepaid expense and will be charged to income on the straight-line basis over the remaining service term.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2009	2008	2009	2008
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$6	$23	$20	$65
Shandong Longfeng Flour Company Limited (b)	12	13	35	34
	$18	$36	$55	$99

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of September 25, 2009 and December 25, 2008, there were no material deferred tax assets or deferred tax liabilities. The deferred tax asset amounting to $350,000 relates to tax over payment for 2008 that will be applied against the tax provision for 2009 and beyond. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 19. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the quarter ended September 25, 2009 and 2008:

	September 25, 2009	September 25, 2008
Net income (loss)	$(5,397)	$5,245
Foreign currency translation adjustment	95	5,964
Comprehensive income (loss)	$(5,302)	$11,209

NOTE 20. BUSINESS COMBINATION AND SIGNIFICANT ESTABLISHMENT

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3,600,000. During the nine months ended September 25, 2009, the Company spent approximately $2.42 million on the construction at the new plant and has committed to further capital expenditures of $0.51 million for the completion of the plant, which is scheduled to be completed in 2009.

NOTE 21. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended September 25,		For the nine months ended September 25,
	2009	2008	2009	2008
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	929	3,648	2,994	10,578
Flour	3,286	8,789	8,641	23,111
Soybean	2,075	2,505	4,248	7,467
	6,290	14,942	15,883	41,156
Income (loss) from operation
Instant noodles	(397)	94	(2,854)	644
Flour	(232)	1,335	(1,395)	3,633
Soybean	(284)	118	(1,077)	121
	(913)	1,547	(5,326)	4,398
Depreciation and amortization
Instant noodles	209	296	653	844
Flour	64	190	307	527
Soybean	182	69	359	191
	455	555	1,319	1,562

	September 25,	December 25,
	2009	2008
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	17,901	13,084
Flour	8,504	8,667
Soybean	9,928	3,898
	36,333	25,649

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

Revenue Recognition

Our revenues are generated from sales of flour, soybean products and instant noodles. All of our revenue transactions contain standard business terms and conditions. We determine the appropriate accounting for these transactions after considering (1) whether a contract exists; (2) when to recognize revenue on the deliverables; and (3) whether all elements of the contract have been fulfilled and delivered. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Accounting for Derivative Instruments

Derivatives are recorded on the Company’s balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s Series A and B Redeemable Convertible Preferred Stock, are separately valued and accounted for on the Company’s balance sheet.

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management's judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of September 25, 2009 and December 25, 2008.

In September 2000, new generally accepted accounting principles became effective which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of the new generally accepted accounting principles a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

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

Share-Based Payment

The Company records share-based payments to employees, including grants of employee stock options, in its financial statements based on the grant date fair value of the award. We determine the appropriate fair value model to be used for valuing share-based payments.

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

Recent Accounting Pronouncements

In December 2008, generally accepted accounting principles for Employers’ Disclosures about Postretirement Benefit Plan Assets, was revised and will be required to be implemented effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. It will not affect the Company’s financial position or results of operations.

In May 2009, generally accepted accounting principles, for reporting “Subsequent Events,” was revised establishing a new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of September 25, 2009 through the filing of this report with the SEC on November 16, 2009.

In June 2009, generally accepted accounting principles for reporting and accounting for transfers of financial assets, was revised and is to be applied to financial asset transfers on or after the effective date, which is December 26, 2009 for the Company’s financial statements. This changes and limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this change. The Company expects that adoption of this revision will not have a material effect on its financial position or results of operations.

In June 2009, generally accepted accounting principles amended the accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. It defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result; the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption will not have a material effect on its financial position or results of operations.

In January 2009, generally accepted accounting principles were revised to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends prior generally accepted accounting principles to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009.  The Company adopted this change in the current period; no additional disclosures were required.

In March 2009, generally accepted accounting principles were revised related to the recognition and presentation of other-than-temporary impairments. The new guidance modifies the presentation and disclosures surrounding such instruments. This proposal is effective for interim periods ending after June 15, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or disclosures.

In June 2009, generally accepted accounting principles were revised effective for interim reports for period ending after September 15, 2009. The Financial Accounting Standards Board completed the Accounting Standards Codification (“Codification”) which will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This revision is effective for interim and annual periods ending after September 15, 2009. Existing accounting standards are superseded upon completion of the Codification. The Company has revised its interim financial statements to comply with this change and to use plain English to describe its accounting principles.

In March 2008, generally accepted accounting principles revised requirements for Disclosures about Derivative Instruments and Hedging Activities. The revision requires entities using derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  The change also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of generally accepted accounting principles have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the revision effective December 26, 2008, and no additional disclosure were required

Overview

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2009	2008	2009	2008

Net revenue	$6,290	$14,942	$15,883	$41,156
Cost of goods sold	(6,560)	(12,439)	(18,591)	(33,966)
Gross profit	(270)	2,503	(2,708)	7,190
Selling and distribution expenses	(230)	(387)	(597)	(977)
General and administrative expenses	(413)	(569)	(2,021)	(1,815)
Gain (loss) on fair value adjustments to embedded derivatives	(11)	362	162	1,790
Income (loss) before income taxes	(1,432)	1,977	(5,747)	6,501
Income taxes benefit (expense)	(1)	(470)	348	(1,256)
Net income (loss) attributable to controlling interest	(1,433)	1,507	(5,397)	5,245

Nine Months Ended September 25, 2009 Compared to Nine Months Ended September 25, 2008

Net Revenue

Net revenue for the nine months ended September 25, 2009 was $15,883,000, representing a decrease of $25,273,000, or 61%, from $41,156,000 for the nine months ended September 25, 2008.

Revenues declined in all segments with instant noodles decreasing 72%, flour products decreasing 63% and soybean products declining 43%. The demand for our products decreased significantly and was responsible for 90% of the revenue decline. The price of our instant noodle also decreased and attributed to 10% of the revenue decline. We believe our revenues were affected by the steep decline in volume of products sold, resulting from the continuing slowdown in the economy worldwide.

Cost of goods sold

For the nine months ended September 25, 2009, cost of goods sold was $18,591,000, a decrease of $15,375,000, or 45%, as compared to $33,966,000 for the nine months ended September 25, 2008. The decrease was in line with the decrease in sales of our products.

For the nine months ended September 25, 2009, as a percentage of revenue, cost of goods sold increased to 117% as compared to 83% for that of the prior year. For the nine months ended September 25, 2009, gross margin (loss) was (17)% as compared to 17% for the prior year.  The loss in 2009 is due to 1) losses sustained on our higher end noodle products, as a result of the weakening economy, and 2) a charge to cost of goods sold of approximately $2.0 million as a reserve to inventory.  In our estimate, the reserve reduces inventory to a level that will allow us to produce finished goods inventory at a cost that will allow us to recover selling costs and realize normal gross margins upon sale.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $597,000 for the nine months ended September 25, 2009, representing a decrease of $380,000 or 39% from $977,000 for the corresponding period of 2008. The decrease was in line with the decrease in sales of our products.

As a percentage of net revenue, selling and distribution expenses increased to 4% for the nine months ended September 25, 2009 as compared to 2% for the corresponding period in 2008. The increase was primarily due to the rapid decrease in the sales of our products.

General and Administrative Expenses

General and administrative expenses increased by $206,000, or 11%, to $2,021,000 for the nine months ended September 25, 2009 as compared to $1,815,000 for the corresponding period in 2008. The increase was primarily due to the provision for bad debt due from customers who were seriously affected by the abrupt slowdown in the economy worldwide.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the nine months ended September 25, 2009, the gain in this regard was $162,000. For the corresponding period of 2008, the gain in this regard was $1,790,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Income (Loss) Attributable to Controlling Interests

Net loss attributable to controlling interest was $5,397,000 for the nine months ended September 25, 2009 as compared to net income attributable to controlling interest of $5,245,000 for the nine months ended September 25, 2008. Such decrease was primarily due to the decline in sales and provision for bad debt and raw material.

Three Months Ended September 25, 2009 Compared to Three Months Ended September 25, 2008

Net Revenue

Net revenue for the quarter ended September 25, 2009 was $6,290,000, representing a decrease of $8,652,000, or 58%, from $14,942,000 for the quarter ended September 25, 2008.

Revenues declined in all segments with instant noodles decreasing 75%, flour products decreasing 63% and soybean products declining 17%. The demand for our products decreased significantly and was responsible for 90% of the revenue decline. The price of our instant noodle also decreased and attributed to 10% of the revenue decline. We believe our revenues were affected by the steep decline in volume of products sold, resulting from the continuing slowdown in the economy worldwide.

Cost of goods sold

For the three months ended September 25, 2009, cost of goods sold was $6,560,000, a decrease of $5,879,000, or 47%, as compared to $12,439,000 for the three months ended September 25, 2008. The decrease was in line with the decrease in sales of our products.

For the three months ended September 25, 2009, as a percentage of revenue, cost of goods sold increased to 104% as compared to 83% for that of the prior year. For the three months ended September 25, 2009, gross margin (loss) was (4)% as compared to 17% for the prior year.  The loss in 2009 is due to the losses sustained on our higher end noodle products, as a result of the weakening economy.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $230,000 for the quarter ended September 25, 2009, representing a decrease of $157,000 or 41% from $387,000 for the corresponding quarter of 2008. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses increased to 4% for the quarter ended September 25, 2009 as compared to 3% for the corresponding period in 2008. The increase was primarily due to the decrease in the sales of our products.

General and Administrative Expenses

General and administrative expenses decreased by $156,000, or 27%, to $413,000 for the quarter ended September 25, 2009 as compared to $569,000 for the corresponding quarter in 2008. The decrease was primarily due to the cost controls implemented by us.

Gain (Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the quarter ended September 25, 2009, the loss in this regard was $11,000. For the corresponding period of 2008, the gain in this regard was $362,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Income (Loss) Attributable to Controlling Interests

Net loss attributable to controlling interest was $1,433,000 for the quarter ended September 25, 2009 as compared to net income attributable to controlling interest of $1,507,000 for the quarter ended September 25, 2008. Such decrease was primarily due to the decline in sales and the losses sustained on our higher end noodle products as a result of the weakening economy.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased $14,864,000 to $34,959,000 at September 25, 2009 as compared to $49,823,000 at December 25, 2008, which was primarily due to the disposal of the assets held for disposal and provision for bad debt and raw material.

Cash and cash equivalents were $3,250,000 as of September 25, 2009, a decrease of $1,133,000 from December 25, 2008. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of September 25, 2009, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock and the pre-determined annual fee charged by joint venture partners through February 2009 and other commitments and long-term liabilities through August 2049 as follows:

	Payment Obligations By Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$1,019	$3,227	$—	$—	$—	$—	$4,246
Pre-determined annual fee charged by joint venture partners	32	129	129	129	129	4,528	5,076
Total	$1,051	$3,356	$129	$129	$129	$4,528	$9,322

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(2,255)
$4,246

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 25, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive and principal financial officers or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are controlled by our major shareholder

Our major shareholder, New Dragon Asia Food Ltd., which is controlled by our Chairman, Mr. Heng Jing Lu, owns approximately 26% of our outstanding shares.  Mr. Lu has sole voting and dispositive control over the shares of us held by New Dragon Asia Food Ltd.

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

None

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

NEW DRAGON ASIA CORP.

Dated: November 16, 2009	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)