Form 10-K
period 2009-12-25
NEW DRAGON ASIA CORP
filed 2010-04-06
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 25, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 25, 2009 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $11 million.

As of March 9, 2010, there were 90,241,559 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

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

Our revenue by product category for the year ended December 25, 2009 was approximately 56% for flour products, 17% for instant noodles and 27% for soybean products.

	Year Ended December 25,
	2009	2008
	(In thousands)
Net revenue:
Instant noodles	$3,913	$13,234
Flour	12,982	27,008
Soybean	6,322	9,098
	$23,217	$49,340

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

Our domestic distribution system is the key to our continued success in developing “Long Feng” as one of the leading brands in China. We have more than 200 points of distribution, of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.  During 2009, sales in China accounted for 89% of our instant noodle sales.

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

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia.  We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the Company to begin exports of instant noodles and soybean powder to Europe. In early 2008, we began exporting noodles to Nigeria, Africa. During 2009, export sales accounted for approximately 11% of our instant noodle sales.

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

ITEM 1A. RISK FACTORS

This information has been omitted based on our status as a smaller reporting company.

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

Facility	Address	Owned/Rented	Size (Sq meters)

Yantai Flour Mill, Yantai Noodle Factory & Soybean Plants	No. 10 Huancheng Road (N), Longkou, Shandong	Owned	41,268

Sanhe Noodle Factory*	1 Yanjiao Jing Ha Road (N), Beijing	Owned	26,274

Penglai Flour Mill	Xiao Men Town, Penglai, Shandong	Owned	16,715

Longyuan Plant	Donglai Street Lige Village East, Longkou, Shandong	Owned	12,029

Chengdu Plant	Chengdu Economic & Technical Development Zone, Chengdu, Sichuan	Owned	35,922

*	The Sanhe plant was idle at December 25, 2009 and had not been in use the prior year. The Company had sold the property on December 29, 2008 for a total of $5.78 million.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our Class A Common Stock is traded on NYSE Amex  under the symbol NWD. The high and low sale prices of the  Class A Common Stock as reported on NYSE Amex for the periods indicated are set forth on the table below.

	PRICE RANGE OF COMMON STOCK
	HIGH	LOW

Year Ended December 25, 2008:
First Quarter	$1.09	$0.67
Second Quarter	$0.86	$0.61
Third Quarter	$0.68	$0.31
Fourth Quarter	$0.42	$0.26

Year Ended December 25, 2009:
First Quarter	$0.27	$0.15
Second Quarter	$0.22	$0.15
Third Quarter	$0.18	$0.11
Fourth Quarter	$0.16	$0.12

SHAREHOLDERS

As of March 9, 2010, there were 90,241,559 shares of our Class A Common Stock outstanding and we had approximately 6,700 shareholders of record. American Stock Transfer & Trust Company is the registrar and transfer agent for our Class A Common Stock.

DIVIDEND POLICY

Under current PRC regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered sales of equity securities during the fiscal year ended December 25, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 25, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted - average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,000,000	(1)	$1.82	—
Equity compensation plans not approved by security holders	—		—	—
Total	6,000,000		$1.82	—

(1) Represents options to purchase 6,000,000 shares of our common stock issued to Peter Mak, the former CFO, pursuant to individual compensation arrangements.

ITEM 6. SELECTED FINANCIAL DATA

This information has been omitted based on our status as a smaller reporting company.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

OVERVIEW

Headquartered in Shandong Province, PRC, New Dragon Asia Corp. is engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China. With a well-known brand name called “Long Feng”, we market our well-established product line through a countrywide network of more than 200 key distributors and 16 regional offices in 27 Chinese provinces. We have eight manufacturing plants in the PRC with an aggregate production capacity of approximately 110,000 tons of flour and approximately 1.1 billion packets of instant noodles and 4,500 tons of soybean powder.

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

ESTABLISHMENT AND ACQUISITIONS

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3.60 million. During the year ended December 25, 2009, the Company has spent approximately $2.40 million on the construction at the new plant and has committed to further capital expenditures of $1.46 million for the completion of the plant. The construction was basically completed and was at the stage of acceptance examination and final settlement.

YEAR ENDED DECEMBER 25, 2009 COMPARED TO YEAR ENDED DECEMBER 25, 2008

Selected Information from the Consolidated Statements of Operations (in thousands)

	For the years ended December 25,
	2009	2008

Net revenue	$23,217	$49,340
Cost of goods sold	(24,518)	(41,989)
Gross (loss) profit	(1,301)	7,351
Selling and distribution expenses	(944)	(1,275)
General and administrative expenses	(6,381)	(3,896)
Gain on fair value adjustments to embedded derivatives	177	2,047
VAT refund	59	60
Net loss	(11,103)	(1,517)

Net Revenue

Net revenue for the year ended December 25, 2009 was $ 23.22 million, a decrease of $26.12 million, or 52.94%, as compared to $49.34 million for the prior year. Revenues declined in all segments with instant noodles decreasing 70.43%, flour products decreasing 51.93% and soybeans declining only 30.51%. The demand for our products decreased significantly and was responsible for 90% of the revenue decline. The price of our instant noodle also decreased and attributed to 10% of the revenue decline. Although the global economy is recovering, the level of recovery is different from country to country and industry to industry. As our products like flour, soybean powder and packing materials are upstream goods for the food industry, the recovery and growth of business is dependant on the recovery and growth of the downstream business to a great extent, which was reversing slowly. In addition, the overseas market has not recovered as strongly as the domestic Chinese market, which substantially affected our export sales and export price.

Cost of goods sold

For the year ended December 25, 2009, cost of goods sold was $24.52 million, a decrease of $17.47 million, or 41.61%, as compared to $41.99 million for 2008. The decrease was in line with the decrease in sales of our products.

For the year ended December 25, 2009, as a percentage of revenue, cost of goods sold increased to 105.60% of sales as compared to 85.10% of sales for that of the prior year. For the year ended December 25, 2009, gross margin (loss) decreased to (5.60)% as compared to 14.90% for the prior year. The loss in 2009 is due to the significant reduction in sales and a sustained decline on our higher end noodle products, as a result of the weakened economy.

Selling and distribution expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2009, selling and distribution expenses decreased slightly 27.34% to $0.93 million from $1.28 million in 2008. The decrease was in line with the decrease in sales of our products.

General and administrative expenses

For the year ended December 25, 2009, general and administrative expenses increased $2.48 million to $6.38 million from $3.90 million of 2008. The increase was primarily due to bad debt provision for accounts receivables over 1 year and the stock-based compensation granted to the Chief Accounting Officer.

Gain/(loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the year ended December 25, 2009, the gain in this regard was $0.18 million.  For the corresponding period of 2008, the gain in this regard was $2.05 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT refund

VAT refund was $0.06 million for both of the year ended December 25, 2009 and 2008.

Net (Loss) Attributable to Common Shareholders

For the year ended December 25, 2009, net loss was $11.10 million, a decrease of $9.58 million, or 630.26% as compared to $1.52 million for 2008. As a percentage of revenue, net loss was 47.82% for the year ended December 25, 2009 as compared to 3.08% for the prior year.  The decrease was primarily due to (i) a reduction of revenue, which we attribute to the downturn in the economy in general, (ii) the year to year decrease of $1.87 million in the gain on the fair value adjustment to embedded derivatives, and (iii) losses on disposal of spoiled raw material.

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

As of December 25, 2009, the Company had long-term debt obligations that resulted from the mandatorily redeemable convertible preferred stock through December 2010 and the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2010	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$3,494	$—	$—	$—	$—	$—	$3,494
Pre-determined annual fee charged by joint venture partners	129	129	129	129	129	4,399	5,044
Total	$3,623	$129	$129	$129	$129	$4,399	$8,538

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(3,007)
$3,494

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased $19.98 million to $29.84 million at December 25, 2009 as compared to $49.82 million at December 25, 2008, which was primarily due to the disposal of the assets held for disposal, provision for bad debt and disposal of spoiled raw material.

Cash and cash equivalents were $3.44 million as of December 25, 2009, a decrease of $0.94 million from December 25, 2008. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123R, “Share-Based Payment,” (now Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under ASC 718, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of ASC 718, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of ASC 718 for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options.

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

Recent accounting pronouncements

In April 2009, FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (now codified within ASC 320, “Investments—Debt and Equity Securities”). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (now codified within ASC 825, “Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS 165, “Subsequent Events”, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles - Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (subsequently codified into FASB ASC Topic 105) which established the FASB ASC as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

 In August 2009, FASB issued Accounting Standards Updates (“ASU”) 2009-5, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value”. ASU 2009-5 provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4, “Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99”). ASU 2009-4 represents a SEC update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (amendments to ASC Topic 470, “Debt”)”, and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company is currently evaluating the potential impact of ASU 2009-15 on its financial statements.

In December 2009, FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the FASB ASC for the issuance of SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of SFAS 140”. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company expects the adoption of ASU 2009-16 will have a material impact on the Company’s results of operations or financial position.

In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU 2009-17 amends the FASB ASC for the issuance of SFAS 167, “Amendments to FASB Interpretation No. 46(R”). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company expects the adoption of ASU 2009-17 will not have a material impact on the Company’s results of operations or financial position.

In January 2010, FASB issued ASU 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company expects the adoption of ASU 2010-2 will not have a material impact on the Company's results of operations or financial position.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (now codified within ASC 815, “Derivatives and Hedging”). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's results of operations or financial position and no additional disclosure was required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This information has been omitted based on our status as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Reports of Independent Registered Public Accounting Firms.
2.	Consolidated Balance Sheets as of December 25, 2009 and 2008.
3.	Consolidated Statements of Operations for each of the two years in the period ended December 25, 2009 and 2008.
4.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the two years in the period ended December 25, 2009 and 2008.
5.	Consolidated Statements of Cash Flows for each of the two years in the period ended December 25, 2009 and 2008.
6.	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 9, 2009, the Company was notified that effective December 8, 2008, the personnel of Grobstein Horwath & Company LLP (“GHC”) have joined with Crowe Horwath LLP (“Crowe”) resulting in the resignation of  GHC as independent registered public accounting firm for the Company. Crowe was appointed as the Company’s new independent registered public accounting firm.  The audit reports of GHC on the financial statements of the Company as of and for the years ended December 25,  2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to engage Crowe was approved by the board of directors on January 15, 2009.  In connection with the audits of the Company’s financial statements for the fiscal year ended December 25, 2007 and 2006 and through the date of this Current Report, there were: (i) no disagreements between the Company and GHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GHC, would have caused GHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On November 25, 2009, the Audit Committee Chairman of the Company was notified that the auditor-client relationship between the Company and Crowe had ceased due to Crowe’s resignation. The audit report of Crowe on the financial statements of the Company as of and for the year ended December 25,  2008 (Crowe did not audit any periods prior to such fiscal year) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audit of the Company’s financial statements for the fiscal year ended December 25, 2008 (Crowe did not audit any periods prior to such fiscal year), there were: (i) no disagreements between the Company and Crowe on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 21, 2009, the Company engaged Jimmy C.H. Cheung & Co. (“JCHC”) to serve as its independent auditor, effective December 21, 2009.  The decision to engage JCHC as the Company’s principal independent accountant was approved by the Audit Committee of the Company on December 21, 2009.

On February 3, 2010, the Company was notified that effective immediately, the US audit practice of JCHC had merged with Baker Tilly Hong Kong Limited (“BTHK”) resulting in the resignation of JCHC as independent registered public accounting firm for the Company. On February 5, 2010, the Chairman of the Audit Committee appointed BTHK as the Company’s new independent registered public accounting firm.  JCHC was recently appointed by the Company and did not provide an audit report on the financial statements of the Company as of and for the years ended December 25, 2009 and 2008.  During the Company’s most two recent fiscal years ended December 25, 2009 and 2008 and through February 8, 2010, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Management has used the framework set forth in the report entitled Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 25, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this Annual Report. We are not required to include in our Annual Report an attestation report by our independent auditors under the Public Company Accounting Oversight Board, auditing Standard No. 2 until the filing of the Annual Report for the fiscal year ending December 25, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning each of our directors continuing in office and each of our current executive officers:

NAME	AGE	POSITION	DIRECTOR SINCE

Heng Jing Lu	58	Chairman	2003

Li Xia Wang	51	Director and Chief Executive Officer	2003

Ling Wang	45	Chief Accounting Officer	2003

Zhi Yong Jiang	43	Independent Non-Executive Director	2003

De Lin Yang	55	Independent Non-Executive Director	2003

Qi Xue	57	Independent Non-Executive Director	2003

Feng Ju Chen	54	Independent Non-Executive Director	2004

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

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code covers compliance with law, fair and honest dealings with the Company, with competitors and with others, fair and honest disclosure to the public, and procedures for compliance with the Code. You can obtain a copy of the Code free of charge by sending a written request to the attention of Ms. Ling Wang, New Dragon Asia Corp., 10 Huangcheng Road (N), Longkou, Shandong Province, PRC.

Board Leadership Structure

Mr. Heng Jing Lu serves as the Chairman of the Board of Directors of our company.  Ms. Li Xia Wang serves as the Chief Executive Officer of our company.  We believe that the separation of the positions of principal executive officer and chairman of the board is in the best interest of our company and our stockholders because Mr. Lu focuses solely on board activities and oversees the management activities led by Ms. Wang, which is in line with the accepted corporate governance standards and practices.

Board Committees and Designated Directors

The Board of Directors has a Compensation Committee, a Nominating Committee and an Audit Committee.

Compensation Committee.   The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. Our Compensation Committee consists of Qi Xue, Feng Ju Chen and Zhi Yong Jiang. Compensation decisions during the fiscal year ended December 25, 2009 were made by all of the directors of the Committee. Each of the members of the Committee is independent and none has served as an officer or employee of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Based on Company records and other information, we believe that all SEC filing requirements applicable to our directors and executive officers were complied with for the fiscal year ended December 25, 2009, except Ling Wang who did not timely file two Form 4s disclosing reportable transactions, which she later reported on Form 4s.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards		Option Awards	Total
		($)	($)		($)	($)
Li Xia Wang (i)	2009	20,000	—		—	20,000
Chief Executive Officer	2008	20,000	—		—	20,000
and Director
Ling Wang	2009	—	320,000	(ii)	—	320,000
Chief Accounting Officer	2008	—	—		—	—

(i)	Li Xia Wang was promoted to CEO of the Company in 2004. She is a Chinese national. Her annual base salary is $20,000.

(ii)
On May 5, 2009, we granted 2 million shares of our Class A Common Stocks to Ling Wang in connection with her employment agreement dated as of April 1, 2009 with the Company appointing Ms. Wang as the Company’s Chief Financial Officer. The closing sale price for our Class A Common Stock on May 5, 2009 was $0.16 per share.

Outstanding Equity Awards At Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Li Xia Wang	—	—
Peter Mak	6,000,000	—	$1.82	February 12, 2010

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

The following table sets forth, as of March 9, 2010, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 9, 2010, there were 90,241,559 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
New Dragon Asia Food Ltd. 10 Huangcheng Road (N), Longkou, Shandong Province, PRC	18,576,154		20.58%
Heng Jing Lu† Chairman	18,576,154	(1)	20.58%
Li Xia Wang† Chief Executive Officer and Director	-0-		*
Ling Wang† Chief Accounting Officer	-0-		*
Zhi Yong Jiang† Director	-0-		*
De Lin Yang† Director	-0-		*
Qi Xue† Director	-0-		*
Feng Ju Chen† Director
All Directors and Executive Officers (7 people)	18,576,154		20.58%

* Less than one percent.

† Address of referenced person is c/o New Dragon Asia Corp. 10 Huangcheng Road (N), Longkou, Shandong Province, PRC.

(1) Represents shares owned by New Dragon Asia Food Ltd. Mr. Heng Jing Lu, our Chairman, is the holder of record and beneficial holder of 100% of the equity interests of New Dragon Asia Food Ltd.

Change in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

The NYSE Amex marketplace rules (the “NYSE Amex Rules”) require that a majority of our Board of Directors must be “independent” and no director qualifies as independent until the Board makes an affirmative determination to that effect. In making this determination about a director, the Board must affirmatively conclude that the director does not have a material relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. Under the NYSE Amex Rules, the Board considered, among other factors, the director’s current and historic relationships with us and our competitors, suppliers, customers and auditors, including compensation directly or indirectly paid to the director; the director’s professional and family relationships with management and other directors; the relationships that the director’s current and former employers may have with us; and the relationships between us and other companies of which the director may be a director or executive officer. The NYSE Amex Rules require that the independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session.

As a result of this review, the Board has determined that the following directors, comprising a majority of the entire Board, are independent:  De Lin Yang, Qi Xue, Zhi Yong Jiang and Feng Ju Chen.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Crowe Horwath LLP (“Crowe”) was our independent accountants for the fiscal year ending December 25, 2008 and the period from December 26, 2009 through November 25, 2009. On November 25, 2009, the Audit Committee Chairman of the Company was notified that the auditor-client relationship between the Company and Crowe had ceased due to Crowe’s resignation. The Audit Committee engaged Jimmy C.H. Cheung & Co. (“JCHC”) to serve as its independent auditor, effective December 21, 2009.

On February 3, 2010, the Company was notified that effective immediately, the US audit practice of JCHC had merged with Baker Tilly Hong Kong Limited (“BTHK”) resulting in the resignation of JCHC as independent registered public accounting firm for the Company. On February 5, 2010, the Chairman of the Audit Committee appointed BTHK as the Company’s new independent registered public accounting firm.  JCHC was recently appointed by the Company and did not provide an audit report on the financial statements of the Company as of and for the years ended December 25, 2009 and 2008.

Public Accountants’ fees

For fiscal years ended December 25, 2009 and 2008, fees for services provided by Crowe Horwath LLP were as follows:

	2009	2008
Audit Fees	$61,000	$228,471
Audit Related Fees	6,000	-
Tax Fees	$-	$9,000
All other fees	-	-

For fiscal year ended December 25, 2009, fees for services provided by Jimmy C.H. Cheung & Co. were as follows:

2009
Audit Fees	$120,000
Audit Related Fees	-
Tax Fees	$-
All other fees	-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

o	Amended and Restated Equity Incentive Plan

o	Employment Agreement dated April 1, 2009 between New Dragon Asia Corp. and Ling Wang

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).

3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).

3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).

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

10.12	Amended and Restated Equity Incentive Plan (incorporated herewith by reference to Exhibit C to our Definitive Information Statement on Schedule 14C filed on May 4, 2009).

10.13	Stock Option Agreement between New Dragon Asia Corp. and Peter Mak, dated December 13, 2006 (incorporated herewith by reference to Exhibit 10.1 to our Form 8-K filed on December 15, 2006).

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

21.1	Subsidiaries of New Dragon Asia Corp., filed herewith.

23.1	Consent of Baker Tilly Hong Kong Limited, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm, filed herewith.

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

Dated: April 6, 2010	NEW DRAGON ASIA CORP.

	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 6, 2010	By:	/s/ Heng Jing Lu
		Name:	Heng Jing Lu
		Title:	Chairman

Dated: April 6, 2010	By:	/s/ Li Xia Wang
		Name:	Li Xia Wang
		Title:	Chief Executive Officer (Principal Executive
Officer)

Dated: April 6, 2010	By:	/s/ Ling Wang
		Name:	Ling Wang
		Title:	Chief Financial Officer (Principal
Financial and Accounting Officer)

Dated: April 6, 2010	By:	/s/ De Lin Yang
		Name:	De Lin Yang
		Title:	Director

Dated: April 6, 2010	By:	/s/ Zhi Yong Jiang
		Name:	Zhi Yong Jiang
		Title:	Director

Dated: April 6, 2010	By:	/s/ Qi Xue
		Name:	Qi Xue
		Title:	Director

Dated: April 6, 2010	By:	/s/ Feng Ju Chen
		Name:	Feng Ju Chen
		Title:	Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong	/s/ Baker Tilly Hong Kong Limited
April 6, 2010

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

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for non-controlling interests in subsidiaries. This change was made retrospectively to the 2008 financial statements.

Sherman Oaks, California	/s/ Crowe Horwath LLP
April 6, 2009 except for Note 3,
as to which the date is April 6, 2010

NEW DRAGON ASIA CORP. AND SUBSIDIARIES (“NWD”)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2009	December 25, 2008
ASSETS

Current assets:
Cash and cash equivalents	$3,440	$4,383
Accounts receivable, net	13,437	8,888
Deposits and prepayments, net	5,632	13,056
Inventories, net	14,466	27,124
Assets held for disposal	—	5,778
Total current assets	36,975	59,229

Property, machinery and equipment, net	30,263	20,139
Land use rights, net	4,332	4,529
Due from related companies	952	981
Total assets	$72,522	$84,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,808	$4,980
Other payables and accruals	2,062	3,845
Taxes payable	186	294
Embedded derivatives at fair value	76	287
Total current liabilities	7,132	9,406

Due to shareholder	3,700	2,780
Due to joint venture partners	463	767
Total liabilities	11,295	12,953

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares – 5,000,000 Issued and outstanding – 3,494 shares and 6,501 shares at December 25, 2009 and 2008, respectively	3,008	4,645

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 102,000,000
Issued and outstanding – 86,364,229 in 2009 and 60,922,981 in 2008	8	6
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	35,569	32,521
Deferred stock compensation	(75)	—
Retained earnings	9,187	21,321
Accumulated other comprehensive income	13,405	13,310
Total NWD stockholders’ equity	58,094	67,158

Non-controlling interests	125	122
Total equity	58,219	67,280
Total liabilities and stockholders’ equity	$72,522	$84,878

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 25
	2009	2008

Net revenue	$23,217	$49,340
Cost of goods sold	(24,518)	(41,989)
Gross profit /(loss)	(1,301)	7,351
Operating expenses:
Selling and distribution expenses	(944)	(1,275)
General and administrative expenses	(6,381)	(3,896)
Impairment reserves	—	(4,925)
Loss from operations	(8,626)	(2,745)
Other income (expense):
Other income (expense)	(3,145)	100
Interest income	82	36
Gain on fair value adjustments to embedded derivatives	177	2,047
VAT refund	59	60
Loss before income taxes and non-controlling interests	(11,453)	(502)
Benefit (provision) for income taxes	347	(1,205)
Net loss	(11,106)	(1,707)
Net loss attributable to non-controlling interests	3	190
Net loss attributable to controlling interests	$(11,103)	$(1,517)
Accretion of redeemable preferred stock	(704)	(1,196)
Preferred stock dividends	(324)	(534)
Loss attributable to common stockholders	$(12,131)	$(3,247)

Earnings per common share
Basic	$(0.17)	$(0.06)
Diluted	$(0.17)	$(0.06)
Weighted average number of common shares outstanding
Basic	73,016	58,262
Diluted	73,016	58,262

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in the thousands)

	Class A Common Stock		Additional Paid-in	Deferred Stock	Retained	Accumulated Other Comprehensive	Total NWD Stockholders'	Non Controlling		Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity	Interests	Total Equity	Income
Balance at December 25, 2007	55,195	$5	$29,982	$-	$24,568	$7,767	$62,322	$294	$62,616
Net loss	-	-	-	-	(1,517)	-	(1,517)	(190)	(1,707)	(1,517)
Accretion of Redeemable Preferred Stock	-	-	-	-	(1,196)	-	(1,196)	-	(1,196)
Preferred Stock Dividends	-	-	-	-	(534)	-	(534)	-	(534)
Foreign currency translation adjustment	-	-	-	-	-	5,543	5.543	18	5,561	5,543
Conversion of preferred stocks and related dividend payments made in Class A Common Stock	5,728	1	2,539	-	-	-	2,540	-	2,540
Balance at December 25, 2008	60,923	6	32,521	-	21,321	13,310	67,158	122	$67,280	4,026
Net income (loss)	-	-	-	-	(11,106)	-	(11,106)	3	(11,103)	(11,106)
Accretion of Redeemable Preferred Stock	-	-	-	-	(704)	-	(704)	-	(704)
Preferred Stock Dividends	-	-	-	-	(324)	-	(324)	-	(324)
Foreign currency translation adjustment	-	-	-	-	-	95	95	-	95	95
Conversion of preferred stock and related dividend payments made in Class A Common Stock	20,441	2	2,748	-	-	-	2,750	-	2,750
Share-based compensation to CFO	2,000	—	300	(75)	-	-	225	-	225
Balance at December 25, 2009	83,364	$8	$35,569	$(75)	$9,187	$13,405	$58,094	$125	$58,219	(11,011)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,106)	$(1,707)
Adjustments to reconcile net income loss to net cashprovided by operating activities:
Allowance for doubtful accounts	1,541	229
Provision for inventory reserve	460	433
Property and equipment impairment	—	4,410
Provision for land use rights impairment	—	390
Impairment of goodwill	—	125
Depreciation and amortization of land use rights	1,788	1,955
Loss on sale of machinery and equipment	215	12
Gain on fair value adjustments to embedded derivatives	(177)	(2,047)
Stock-based compensation expense	225	—
Changes in operating assets and liabilities:
Accounts receivable	(6,073)	700
Deposits and prepayments	7,781	(1)
Inventories	12,215	(3,695)
Due from related companies	30	(2)
Accounts payable	(178)	1,665
Other payables and accruals	(1,732)	882
Taxes payable	(108)	(3,256)
Due to related companies	—	(36)
Deferred tax asset	(350)	—
Net cash provided by operating activities	4,531	57

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	5,848	3
Purchases of property, machinery and equipment	(11,963)	(1,172)
Net cash used in investing activities	(6,115)	(1,169)

Cash flows from financing activities:
Payment for preferred stock redemption	—	(84)
Proceeds from shareholder loan	916	1,189
(Repayment to) proceeds from joint venture partners	(305)	444
Net cash provided by financing activities	611	1,549
Impact of foreign currency translation on cash	30	300
Net increase (decrease) in cash and cash equivalents	(943)	737
Cash and cash equivalents at the beginning of the period	4,383	3,646
Cash and cash equivalents at the end of the period	$3,440	$4,383

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$3,007	$1,947

Dividend payments on preferred stock in the form of common stock	$376	$593

Supplemental disclosure of cash flows information:

Income taxes paid	$374	$3,106

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

Details of the subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital	Percentage of ownership		Principal activities

Mix Creation Limited (“MC”)	The British Virgin Islands November 7, 1997	US$1,500,000	100%		Investment holding

Rich Delta Limited (“RD”)	The British Virgin Islands October 28, 1998	US$1,000,000	100%		Investment holding

Hero Treasure Limited (“HT”)	The British Virgin Islands April 19, 2004	US$1	100%		Investment holding

Keen General Limited (“KG”)	The British Virgin Islands July 20, 1998	US$1,500,000	100%		Investment holding

Delta Link Limited (“DL”)	The British Virgin Islands October 29, 1998	US$1	100%		Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB28,500,000	90	%(a)	Manufacture, marketing and distribution of flour

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB17,462,000	90	%(b)	Manufacture, marketing and distribution of instant noodles

New Dragon Asia Food (Sanhe) Company Limited (“NDAFS”)	The PRC December 25, 1998	RMB51,191,432	79.64	%(b)	Manufacture, marketing and distribution of instant noodles

Penglai New Dragon Jin Qiao Food Company Limited (“PNDJQ”)	The PRC December 5, 2003	US$850,000	100%		Manufacture, marketing and distribution of flour

New Dragon Asia (Longkou) Packing Materials Company Limited (“NDALPM”)	The PRC January 10, 2006	US$3,600,000	100%		Manufacture and sale of packing materials

New Dragon Asia (LongKou) Food Company Limited (“NDALS”)	The PRC March 17, 2005	RMB16,996,980	100%		Manufacture, marketing and distribution of soybean products

Shandong Xinlongya Industry and Trade Company Limited (“SXDC”)	The PRC September 27, 2005	US$404,400	100%		Marketing and distribution of instant noodles, flour and soybean products

New Dragon Asia Food (Chengdu) Company Limited (“NDAFC)	The PRC February 24, 2006	RMB17,430,000	90%		Manufacture, marketing and distribution of instant noodles

(a) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded as 100% owned by the Company. The annual fee has been charged to General and Administrative Expenses for the years ended December 25, 2009 and 2008.

(b) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company. The annual fees have been charged to General and Administrative Expenses for the years ended December 25, 2009 and 2008.

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and all of its wholly and majority owned subsidiaries (Note 1).  Intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification (“ASC”) Topic 810, “Consolidation of Variable Interest Entities” (formerly Standards of Financial Accounting Standards (“SFAS”) 167, “Amendments to FASB Interpretation No. 46(R))”  an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity.  A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  The Company has completed a review of its investments in both non-marketable and marketable equity interests as well as other arrangements to determine whether it is the primarily beneficiary of any VIEs.  The review did not identify any VIEs.

The consolidated financial statements have been prepared in accordance with ASC Topic 810 in the United States.  These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with ASC Topic 810 requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes sales in accordance with the United States ASC Topic 605, “Revenue Recognition” (formerly Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”).  The Company recognizes revenue when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Provisions for discounts and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement.  Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

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

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses for all periods presented. For the year ended December 25, 2009 and 2008, shipping and handling costs were all related to exports of noodle and included in selling expenses amounting to $0.09 million and $0.35 million.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of December 25, 2009 and 2008.

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

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosure” (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008 to account for and record fair values of financial instruments. This ASC establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following table presents the embedded derivatives, the Company’s only financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and its level within the fair value hierarchy during the years ended December 25, 2009 and 2008:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of December 25, 2009	$—	$—	$76	$76
Embedded derivative liabilities as of December 25, 2008	$—	$—	$287	$287

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

The Company accounts for long-lived assets, such as property, machinery and equipment and purchased intangible assets with finite lives, in accordance with ASC Topic 360-10, “Impairment or Disposal of Long Lived Assets” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. Determination of recoverability is based on an estimate of undiscounted future cash follows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the assets.

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  The Company has made adequate provision for the impairment occurred as of December 25, 2009.

Land use rights

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the contractual lives ranging from 27 to 50 years.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (formerly SFAS 109,  “Accounting for Income Taxes” and FIN 48 “Uncertainty in Income Taxes”). Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company accounts , for uncertainty in tax positions, under the requirement of ASC 740.

Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the leases.

Comprehensive Income

The Company  reports and displays comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars.  The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with ASC Topic 830-20, “Foreign Currency Transactions” (formerly SFAS 52, “Foreign Currency Translation”). All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year. At December 25, 2009, the revenues and expenses of the Company were translated to U.S. dollars based on an average rate of US$1.00 = RMB 6.8312 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB 6.8283. The foreign currency translation adjustment of $13,405 and $13,310 have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income for 2009 and 2008.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC Topic 260, “Earnings per Share” (formerly SFAS 128, “Earnings per Share”).  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 27,091 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended December 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 29,667 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended December 25, 2008 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

Warrants to purchase totaling 6,482,895 shares of Class A Common Stock at weighted average exercise price $1.4093 per share and options to purchase totaling 6,000,000 shares of Class A Common Stock at weighted average exercise price $1.82 per share were outstanding as of December 25, 2009 and 2008, but were excluded from the calculation of diluted earnings per share because the effects of stock warrants and stock options were anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the year ended December 25, 2009 and 2008 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Year Ended December 25,
	2009			2008
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Earnings per share – basic

Loss attributable to common stockholders	$(12,131)	73,016	$(0.17)	$(3,247)	58,262	$(0.06)
Effect of dilutive securities
Redeemable Convertible Preferred Stock	—	—		—	—
Options and Warrants	—	—		—	—
Earnings per share – diluted
Loss attributable to common stockholders	$(12,131)	73,016	$(0.17)	$(3,247)	58,262	$(0.06)

Stock-Based Compensation

The Company accounts for Stock Based Compensation  by  measuring  the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For stock options, the Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

Recent accounting pronouncements

In December 2008, FASB issued Staff Position (“FSP”) amends FAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. It will not affect the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”), which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement. The presentation and disclosure requirements of the ASC Topics have been applied retrospectively for all periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows. The adoption of this pronouncement resulted in a change in the description and presentation of “minority interest” to “non-controlling interest”. However there was no impact on the Company’s financial condition or net income (loss) attributable to stockholders for any periods presented.

In April 2009, FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (now codified within ASC 320, “Investments—Debt and Equity Securities”). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (now codified within ASC 825, “Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS 165, “Subsequent Events”, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles - Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (subsequently codified into FASB ASC Topic 105) which established the FASB ASC as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In August 2009, FASB issued Accounting Standards Updates (“ASU”) 2009-5, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value”. ASU 2009-5 provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4, “Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99”). ASU 2009-4 represents a SEC update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (amendments to ASC Topic 470, “Debt”)”, and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company expects the adoption of ASU 2009-15 will have a material impact on the Company’s results of operations or financial position..

In December 2009, FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the FASB ASC for the issuance of SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of SFAS 140”. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company expects the adoption of ASU 2009-16 will have a material impact on the Company’s results of operations or financial position.

In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU 2009-17 amends the FASB ASC for the issuance of SFAS 167, “Amendments to FASB Interpretation No. 46(R”). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company expects the adoption of ASU 2009-17 will not have a material impact on the Company’s results of operations or financial position.

In January 2010, FASB issued ASU 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company expects the adoption of ASU 2010-2 will not have a material impact on the Company's results of operations or financial position.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (now codified within ASC 815, “Derivatives and Hedging”). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's results of operations or financial position and no additional disclosure was required.

Business Acquisition and Combination

Longyuan Packaging Plant

On January 10, 2006, the Company established New Dragon Asia (Long Kou) Packing Materials Company Limited (“NDAPM”), a wholly-owned subsidiary in Longkou, Shandong Province. NDAPM is principally engaged in the manufacturing and sale of packing materials, with a registered capital of $3.60 million. During the year ended December 25, 2009, the Company has spent approximately $2.40 million on the construction at the new plant and has committed to further capital expenditures of $1.46 million for the completion of the plant.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Accounts receivable	$16,162	$10,072
Less: Allowance for doubtful accounts	(2,725)	(1,184)
	$13,437	$8,888

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Balance at the beginning of the year	$1,184	$944
Add: provision during the year	1,551	308
Less: write-offs during the year	(10)	(68)
Balance at the end of the year	$2,725	$1,184

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Deposits for raw materials	$4,794	$12,414
Prepayments and advances	913	642
	$5,707	$13,056

NOTE 6. INVENTORIES

Inventories consist of the following:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$13,488	$26,047
Finished goods	1,490	1,642
	14,978	27,689
Less: Inventory reserve	(512)	(565)
	$14,466	$27,124

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Balance at the beginning of the year	$565	$96
Add: provision during the year	510	471
Less: write-offs during the year	(563)	(2)
Balance at the end of the year	$512	$565

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consist of the following:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Xinlong Asia Food (Dalian) Co., Ltd.*	899	929
Xinlong Asia Food (Luoyang) Co., Ltd.*	53	52
Due from affiliated companies for sales	$952	$981

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 8. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consist of the following:

	Useful Life	December 25, 2009	December 25, 2008
	(In years)	(In thousands)	(In thousands)
Buildings	40	$13,437	$9,379
Machinery and equipment	5- 12	23,680	16,298
Construction in process		2,397	2,216
		39,514	27,893
Less: Accumulated depreciation and amortization		(9,251)	(7,754)
		$30,263	$20,139

Depreciation and amortization expense was approximately $1,581,000, and $1,847,000 for the years ended December 25, 2009 and 2008, respectively.

NOTE 9. LAND USE RIGHTS

Land use rights consist of the following:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Land use rights	$5,256	$5,250
Less: Accumulated amortization	(924)	(721)
	$4,332	$4,529

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2009 and 2008, the land use rights consisted of six parcels of land located in Mainland China held under land use rights of 27 to 50 years through 2025 to 2047.

Amortization expense was approximately $203,000 and $335,000 for the years ended December 25, 2009 and 2008, respectively. Amortization expense in each of the next 5 years is expected to be $200,000.

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	December 25, 2009	December 25, 2008
	(In thousands)	(In thousands)
Deposits from customers	$465	$591
Accruals for payroll, bonus and benefits	413	1,173
Utilities and accrued expenses	1,184	2,081
	$2,062	$3,845

NOTE 11. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2009 and 2008, substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates of 24% to 25%. Two of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period commencing with the year in which their operations are profitable and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of December 25, 2009 and 2008, there were no material deferred tax assets or deferred tax liabilities. The deferred tax asset amounting to $350,000 relates to tax over payment for 2008 that will be applied against the tax provision for 2009 and beyond. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2009	2008
Expected tax provision (benefit)	(25)%	(25)%
Non deductible expenses:
Impairment for fixed assets and intangible assets	(1)%	245%
Change in fair value of derivatives	—	(102)%
Expenses outside of China	2%	42%
Governmental tax rate effects:
Prepayment of income tax	27%	—
Reduction for preferential tax rate	—	(17)%
Impact of effective tax holiday and lower factory rates	—	97%
Effective tax rate	3%	240%

Accounting for Uncertainty in Income Taxes

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2009 and 2008, the tax years, which remain subject to examination by major tax jurisdictions (PRC) as of December 31, 2009.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2009, all of the warrants issued to the placement agent have been exercised cashless, and 5,601 shares of Series A Preferred Stock have been converted into 8,737,874 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of December 25, 2009, 6,405 shares of Series B Preferred Stock have been converted into 18,908,388 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
2008		(in thousands)
Series A	931	$931
Series B	5,570	5,570
Less unamortized discount	-	(1,856)
Balance December 25, 2008	6,501	$4,645

2009
Series A	399	$399
Series B	3,095	3,095
Less unamortized discount	-	(486)
Balance December 25, 2009	3,494	$3,008

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. Our common stock price ranged from a low of $0.12 to a high $0.18 during last six months of 2009. We were required to report a change of $177 as gain on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2009 and a change of $2,047 as gain for 2008.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	95% to 100%	95% to 105%
Risk-free interest rate	0.69% to 0.97%	0.02% to 0.41%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2007	$2,493
Gain on change in value of derivatives during the period	(2,047)
Conversion of 3,685 shares of Series A & B Preferred Stock to common stock during 2008	(159)
Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(177)
Conversion of 3,007 shares of Series A & B Preferred Stock to common stock during 2009	(34)
Fair Value at December 25, 2009	$76

NOTE 13. COMMON STOCK

During the years ended December 25, 2009 and 2008, 532 shares and 452 shares of Series A Preferred Stock have been converted into 2,916,525 shares and 962,402 shares of Class A Common Stock respectively.

During the years ended December 25, 2009 and 2008, 3,015 shares and 1,940 shares of Series B Preferred Stock have been converted into 13,973,033 shares and 4,029,105 shares of Class A Common Stock respectively.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009. The remaining $75,000 has been recognized as a deferred stock compensation and will be charged to income on the straight-line basis over the remaining service term.

NOTE 14. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2008	6,482,895	1.4093
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 25, 2009	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at December 25, 2009	6,482,895

As of December 25, 2009, these warrants had no intrinsic value.

NOTE 15. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

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

None of these options were exercised, and as of December 25, 2009, all of these options had expired as the employment contract with the officer expired.

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

December 13, 2006
Life (years)	10
Dividend yield	None
Risk - free interest rate	4.55%
Volatility	50%

As of December 25, 2009, these options were fully vested. According to the employment contract with the officer, all of these options will expire in January 2010, one year after the expiration of the employment contract.

The following table summarizes outstanding options as at December 25, 2009, related weighted average fair value and life information:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Outstanding at December 25, 2009	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Number Exercisable at December 25, 2009	Weighted Average Exercise Price

$1.82	6,000,000	$0.97	0.33	6,000,000	$1.82

The Company has no future compensation expense to record from this option outstanding at December 25, 2009 because they were fully vested upon grant and compensation cost was recorded as of that date. As of December 25, 2009, the options had no intrinsic value.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009. The remaining $75,000 has been recognized as a deferred stock compensation and will be charged to income on the straight-line basis over the remaining service term.

NOTE 16. COMMITMENTS

(a) Annual fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $129,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049 as long as the joint venture continues to operate. As of December 25, 2009, total commitments under these arrangements were as follows (in thousands):

2010	129
2011	129
2012	129
2013	129
2014	129
Thereafter	4,399
Total	$5,044

(b) Capital commitment

Capital commitments not provided in the consolidated financial statements include the followings (in thousands):

	2009	2008

Construction of factory premises	$1,464	$1,457

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between the New Dragon Asia Corp. and related companies are summarized below (in thousands):

	2009	2008

Pre-determined annual fees charged by joint venture partners:
Shandong Longfeng Group Company (a)	$26	$87
Shandong Longfeng Flour Company Limited (b)	47	43
	$73	$130

Rental income from a joint venture partner:
Shandong Longfeng Group Company	$—	$76

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

Loans from the major shareholder New Dragon Asia Food Limited are for working capital are unsecured and bear no interest, is payable if requested, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2010. The joint venture partner’s amounts are similar to the condition of New Dragon Asia Food Limited loans and no repayment is expected in 2010.

NOTE 18. CONDENSED GEOGRAPHIC FINANCIAL INFORMATION

Condensed balance sheet information as of December 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,366	$74	$3,440
- Others	69,045	37	69,082
Total Assets	72,411	111	72,522
Liabilities	8,050	3,245	11,295
Non-controlling interests	125	—	125
Intercompany	14,360	(14,360)	—
Equity	45,481	12,738	58,219

Assets located outside of China consist primarily of cash and cash equivalents and prepayment.  Liabilities located outside of China consist primarily of non-interest loans from the parent company.

Condensed statement of operation information for the year ended December 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$23,217	$—	$23,217
Cost of goods sold	(24,518)	—	(24,518)
General and administrative expenses	(5,291)	(1,090)	(6,381)
Loss from operation	(7,536)	(1,090)	(8,626)
Other income (expenses)	(3,004)	177	(2,827)
Benefit for income taxes	347	—	347
Net loss	(10,190)	(913)	(11,103)

See Note 23 for condensed parent company financial information.

Condensed balance sheet information as of December 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$4,337	$46	$4,383
- Others	80,449	46	80,495
Total Assets	84,786	92	84,878
Liabilities	10,299	2,654	12,953
Non-controlling interests	122	—	122
Intercompany	14,343	(14,343)	—
Equity	55,576	11,704	67,280

Assets located outside of China consist primarily of cash and cash equivalents and deposits.  Liabilities located outside of China consist primarily of preferred stock, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the year ended December 25, 2008 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$49,340	$—	$49,340
Cost of goods sold	(41,989)	—	(41,989)
General and administrative expenses	(3,062)	(834)	(3,896)
Loss from operation	(1,911)	(834)	(2,745)
Other income	196	2,047	2,243
Provision for income taxes	(1,205)	—	(1,205)
Net loss	(1,000)	(517)	(1,517)

NOTE 19. SEGMENT INFORMATION

The Company classifies its products into three core business segments, namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	2009	2008
	(In thousands)
Net revenue:
Instant noodles	$3,913	$13,234
Flour	12,982	27,008
Soybean	6,322	9,098
	$23,217	$49,340

Income (loss) from operations:
Instant noodles	$(1,773)	$(5,574)
Flour	(5,087)	3,106
Soybean	(1,766)	(277)
	$(8,626)	$(2,745)

Depreciation and amortization:
Instant noodles	$783	$1,034
Flour	370	716
Soybean	547	432
	$1,700	$2,182

Identifiable long-term assets:
Instant noodles	$17,510	$13,084
Flour	8,268	8,667
Soybean	9,769	3,898
	$35,547	$25,649

NOTE 20. MAJOR CUSTOMERS

No single customer accounted for more than 5% of sales for the years ended December 25, 2009 and 2008.

NOTE 21. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing from January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the years ended December 25, 2009 and 2008, contributions made by the Company were approximately $648,000 and $446,000, respectively.

NOTE 22. CONDENSED U.S. PARENT COMPANY FINANCIAL INFORMATION

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY BALANCE SHEETS

(Amounts in thousands, except share data)

	December 25, 2009	December 25, 2008
ASSETS

Current assets:
Cash and cash equivalents	$74	$46
Other receivable	20	20
Deferred expenses, net	17	26
Total current assets	111	92

Investment in and advances to subsidiaries	64,714	74,814
Total assets	$64,825	$74,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables and accruals	$796	$762
Dividend payable on preferred shares	61	114
Embedded derivatives at fair value	76	287
Total current liabilities	933	1,163

Due to New Dragon Asia Food Limited	2,790	1,940

Total liabilities	3,723	3,103

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value:
Authorized shares – 5,000,000
Issued and outstanding – 3,494 shares and 6,501 shares at December 25, 2009 and 2008, respectively	3008	4,645

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 102,000,000
Issued and outstanding – 83,364,229 in 2009 and 60,922,981 in 2008	8	6
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	35,569	32,521
Deferred stock compensation	(75)	—
Retained earnings	9,187	21,321
Accumulated other comprehensive income	13,405	13,310
Total stockholders’ equity	58,094	67,158
Total liabilities and stockholders’ equity	$64,825	$74,906

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the years ended December 25,
	2009	2008

General and administrative expenses	$(1,090)	$(834)
Loss from operations	(1,090)	(834)
Other income:

Gain on fair value adjustments to embedded derivatives	177	2,047
Total parent only gain (loss)	(913)	1,212
Equity in subsidiary earnings, net of taxes	(10,190)	(2,729)
Net loss	$(11,103)	$(1,517)
Accretion of redeemable preferred stock	(704)	(1,196)
Preferred stock dividends	(324)	(534)
Loss attributable to common stockholders	$(12,131)	$(3,247)

 NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2009	2008
Cash flows from operating activities:
Total parent only gain (loss)	$(913)	$1,212
Adjustments to reconcile total parent only gain (loss) to net cash used in operating activities:
Gain on fair value adjustments to embedded derivatives	(177)	(2,047)
Stock-based compensation expense	225	—
Changes in operating assets and liabilities:
Other receivable	9	3
Other payables and accruals	34	(30)
Net cash used in operating activities	(822)	(862)

Cash flows from investing activities:
Investment and advances to subsidiaries	26	(292)
Net cash provided by (used in) investing activities	26	(292)

Cash flows from financing activities:
Preferred Stock Dividends	—	(84)
Increase in due to parent company	850	850
Net cash provided by financing activities	850	766
Foreign currency translation adjustment	26	293
Net increase (decrease) in cash and cash equivalents	28	(95)
Cash and cash equivalents at the beginning of the period	46	141
Cash and cash equivalents at the end of the period	$74	$46

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).

3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).

3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).

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

10.12	Amended and Restated Equity Incentive Plan (incorporated herewith by reference to Exhibit C to our Definitive Information Statement on Schedule 14C filed on May 4, 2009).

10.13	Stock Option Agreement between New Dragon Asia Corp. and Peter Mak, dated December 13, 2006 (incorporated herewith by reference to Exhibit 10.1 to our Form 8-K filed on December 15, 2006).

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

21.1	Subsidiaries of New Dragon Asia Corp., filed herewith.

23.1	Consent of Baker Tilly Hong Kong Limited, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm, filed herewith

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