Form 10-Q
period 2010-03-25
NEW DRAGON ASIA CORP
filed 2010-05-14
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2010

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of Class A Common Stock outstanding as of April 30, 2010 was 97,709,653.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2010

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of March 25, 2010 (unaudited) and December 25, 2009	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 25, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months ended March 25, 2010 and the year ended December 25, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 25, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4T.	Controls and Procedures	24

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	(Removed and Reserved)	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

SIGNATURES		28

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	March 25, 2010	December 25, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,392	$3,440
Accounts receivable, net	13,921	13,437
Deposits and prepayments, net	5,556	5,632
Inventories, net	12,882	14,466
Total current assets	35,751	36,975

Property, machinery and equipment, net	29,560	30,263
Land use rights, net	4,290	4,332
Due from related companies	952	952
Total assets	$70,553	$72,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,019	$4,808
Other payables and accruals	2,118	2,062
Taxes payable	376	186
Embedded derivatives, at fair value	62	76
Total current liabilities	7,575	7,132

Due to shareholder	3,733	3,700
Due to joint venture partners	476	463
Total liabilities	11,784	11,295
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –2,742 shares and 3,494 shares at March 25, 2010 and December 25, 2009, respectively	2,469	3,008

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding – 90,241,559 at March 25, 2010 and 83,364,229 at December 25, 2009	9	8
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	36,291	35,569
Deferred stock compensation	—	(75)
Retained earnings	6,451	9,187
Accumulated other comprehensive income	13,424	13,405
Total NWD stockholders’ equity	56,175	58,094

Non-controlling interest	125	125
Total equity	56,300	58,219
Total liabilities and stockholders’ equity	$70,553	$72,522
The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 25,
	2010	2009

Net revenue	$6,046	$3,963
Cost of goods sold	(6,023)	(5,518)
Gross profit (loss)	23	(1,555)
Selling and distribution expenses	(177)	(219)
General and administrative expenses	(2,092)	(1,166)
Loss from operations	(2,246)	(2,940)
Other income (expense):
Other income (expense)	(334)	(26)
Interest income	—	2
Gain on fair value adjustments to embedded derivatives	10	120
Loss before income taxes and non-controlling interests	(2,570)	(2,844)
Benefit (provision) for income taxes	(1)	349
Net loss	(2,571)	(2,495)
Net loss attributable to non-controlling interest	—	1
Net loss attributable to controlling interest	$(2,571)	$(2,494)
Accretion of Redeemable Preferred Stock	(117)	(219)
Preferred Stock Dividends	(48)	(101)
Loss attributable to common stockholders	$(2,736)	$(2,814)

Earnings per common share
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Weighted average number of common shares outstanding
Basic	89,248	63,931
Diluted	89,248	63,931

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Class A Common Stock		Additional Paid-in	Deferred Stock	Retained	Accumulated Other Comprehensive	Total NWD Stockholders’	Non Controlling	Total	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity	Interests	Equity	Income
Balance at December 25, 2008	60,923	$6	$32,521	$-	$21,321	$13,310	$67,158	$122	$67,280	$4,026
Net income (loss)	-	-	-	-	(11,106)	-	(11,106)	3	(11,103)	(11,106)
Accretion of Redeemable Preferred Stock	-	-	-	-	(704)	-	(704)	-	(704)	-
Preferred Stock Dividends	-	-	-	-	(324)	-	(324)	-	(324)	-
Foreign currency translation adjustment	-	-	-	-	-	95	95	-	95	95
Conversion of preferred stock and related dividend payments made in Class A Common Stock	20,441	2	2,748	-	-	-	2,750	-	2,750	-
Share-based compensation to CFO	2,000	-	300	(75)	-	-	225	-	225	-
Balance at December 25, 2009	83,364	8	35,569	(75)	9,187	13,405	58,094	125	58,219	$(11,011)
Net loss	-	-	-	-	(2,571)	-	(2,571)	-	(2,571)	(2,571)
Accretion of Redeemable Preferred Stock	-	-	-	-	(117)	-	(117)	-	(117)	-
Preferred Stock Dividends	-	-	-	-	(48)	-	(48)	-	(48)	-
Foreign currency translation adjustment	-	-	-	-	-	19	19	-	19	19
Conversion of preferred stock and related dividend payments made in Class A Common Stock	6,877	1	722	-	-	-	723	-	723	-
Share-based compensation to CFO	-	-	-	75	-	-	75	-	75	-
Balance at March 25, 2010	90,241	$9	$36,291	$-	$6,451	$13,424	$56,175	$125	$56,300	$(2,552)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Three months ended March 25,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,571)	$(2,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,460	527
Provision for inventory reserve	25	1,666
Depreciation and amortization of land use rights	412	434
Loss on sale of machinery and equipment	120	—
Gain on fair value adjustments to embedded derivatives	(10)	(120)
Stock-based compensation expense	75	—
Non-controlling interests	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,939)	(1,291)
Deposits and prepayments	77	4,011
Inventories	1,562	(949)
Due from related companies	—	31
Accounts payable	210	(358)
Other payables and accruals	69	(1,373)
Taxes payable	190	(287)
Deferred tax asset	—	(349)
Net cash used in operating activities	(320)	(553)

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	15	5,778
Purchases of property, machinery and equipment	(5)	(3,718)
Net cash provided by investing activities	10	2,060

Cash flows from financing activities:
Proceeds from (Repayment to) shareholder loan	32	(141)
Proceeds from joint venture partners	13	55
Net cash provided by (used in) financing activities	45	(86)
Impact of foreign currency translation on cash	217	3
Net increase (decrease) in cash and cash equivalents	(48)	1,424
Cash and cash equivalents at the beginning of period	3,440	4,383
Cash and cash equivalents at the end of period	$3,392	$5,807

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$752	$752

Dividend payments on preferred stock in the form of common stock	$64	$114

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

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of New Dragon Asia Corp. and all of its wholly and majority owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification (“ASC”) Topic 810, “Consolidation of Variable Interest Entities” (formerly Standards of Financial Accounting Standards (“SFAS”) 167, “Amendments to FASB Interpretation No. 46(R))” requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity.  A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  The Company has completed a review of its investments in both non-marketable and marketable equity interests as well as other arrangements to determine whether it is the primarily beneficiary of any VIEs.  The review did not identify any VIEs.

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

Contractual Joint Ventures

A contractual joint venture is an entity established between the Company and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, the Company has established three contractual joint ventures with three Chinese partners in China, with percentage of ownership ranging from 79.64% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the three contractual joint ventures are regarded as 100% owned by the Company for income statement purpose. The Company’s consolidated financial statements of the contractual joint ventures and accounts for the portion of the contractual joint ventures not wholly-owned by the Company as non-controlling interest.

Accounting for Derivative Instruments

Derivatives are recorded on the Company’s balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s Series A and B Redeemable Convertible Preferred Stock are separately valued and accounted for on the Company’s balance sheet.

The Company has determined that the conversion features of its redeemable convertible preferred stock and warrants to purchase common stock are derivatives that the Company is required to account for as if they were free-standing instruments. The Company has also determined that it is required to designate these derivatives as liabilities in its financial statements. As a result, the Company reports the value of these embedded derivatives as current liabilities on its balance sheet and reports changes in the value of these derivatives as non-operating gains or losses on its statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in the statement of operations and resulting adjustments to the associated liability amounts reflected on the balance sheet) on a quarterly basis, and is based on the market value of the Company’s common stock. Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on the Company’s statement of operations.

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of March 25, 2010 and December 25, 2009.

The consolidated financial statements also reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of the Series A and B Preferred Stock and associated warrants, and (2) the amortization associated with the discount recorded with respect to the Series A and B Preferred Stock as a preferred stock dividend.

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

The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended March 25, 2010 and 2009:

(In thousands)	Fair Value

	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of March 25, 2010	$—	$—	$62	$62
Embedded derivative liabilities as of March 25, 2009	$—	$—	$155	$155

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 “Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company expects the adoption of ASU 2010-11 will not have a material impact on the Company’s results of operations or financial position.

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The Company expects the adoption of ASU 2010-13 will not have a material impact on the Company’s results of operations or financial position.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of March 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,238	$154	$3,392
- Others	67,133	28	67,161
Total assets	70,371	182	70,553
Liabilities, excluding Series A and B Redeemable Convertible Preferred Stock	8,383	3,401	11,784
Equity	43,109	13,191	56,300

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the three months ended March 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$6,046	$—	$6,046
Cost of goods sold	(6,023)	—	(6,023)
General and administrative expenses	(1,906)	(186)	(2,092)
Loss from operations	(2,060)	(186)	(2,246)
Provision for income taxes	(1)	—	(1)
Other income (loss)	(334)	10	(324)
Net loss attributable to controlling interest	(2,395)	(176)	(2,571)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance generally accepted accounting principles.  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 23,192 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three months ended March 25, 2010 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 31,117 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three months ended March 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2010 and 2009 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended March 25,
	2010			2009
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Earnings per share – basic
Loss available to common stockholders	$(2,736)	89,248	$(0.03)	$(2,814)	63,931	$(0.04)
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	—

Earnings per share – diluted	$(2,736)	89,248	$(0.03)	$(2,814)	63,931	$(0.04)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Accounts receivable	$18,060	$16,162
Less: Allowance for doubtful accounts	(4,139)	(2,725)
	$13,921	$13,437

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Balance at the beginning of the period	$2,725	$1,184
Add: provision during the period	1,460	1,551
Less: write-offs during the period	(46)	(10)
Balance at the end of the period	$4,139	$2,725

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Deposits for raw materials	$4,712	$4,794
Prepayments and advances	844	838
	$5,556	$5,632

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Raw materials (including packing materials)	$12,027	$13,488
Finished goods	1,154	1,490
	13,181	14,978
Less: Inventory reserve	(299)	(512)
	$12,882	$14,466

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Balance at the beginning of the period	$512	$565
Add: provision during the period	25	510
Less: write-offs during the period	(238)	(563)
Balance at the end of the period	$299	$512

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Xinlong Asia Food (Dalian) Co., Ltd.*	899	899
Xinlong Asia Food (Luoyang) Co., Ltd.*	53	53
Due from related companies for sales	$952	$952

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	March 25, 2010	December 25, 2009
	(In years)	(Unaudited)

Buildings	40	$13,383	$13,437
Machinery and equipment	5 - 12	22,933	23,680
Construction in process		2,397	2,397
		38,713	39,514
Less: Accumulated depreciation and amortization		(9,153)	(9,251)
		$29,560	$30,263

Depreciation and amortization expense was approximately $386,000 and $383,000 for the three months ended March 25, 2010 and 2009.

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Land use rights	$5,240	$5,256
Less: Accumulated amortization	(950)	(924)
	$4,290	$4,332

Amortization expense was approximately $26,000 and $51,000 for the three months ended March 25, 2010 and 2009.

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25, 2010	December 25, 2009
	(Unaudited)

Deposits from customers	$673	$465
Accruals for payroll, bonus and benefits	278	413
Utilities and accrued expenses	1,167	1,184
	$2,118	$2,062

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of March 25, 2010, all of the warrants issued to the placement agent have been exercised cashless, and 5,734 shares of Series A Preferred Stock have been converted into 9,867,540 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of March 25, 2010, 7,024 shares of Series B Preferred Stock have been converted into 24,164,188 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousand)
2009
Series A	399	$399
Series B	3,095	3,095
Less unamortized discount	-	(486)
Balance December 25, 2009	3,494	$3,008

2010
Series A	266	$266
Series B	2,476	2,476
Less unamortized discount		(273)
Balance March 25, 2010	2,742	$2,469

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We were required to report a change of $10 and $120 as gain on the embedded derivative liability in other income on our statement of operations for the three months ended March 25, 2010 and 2009, respectively.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	100% to 110%	110% to 125%
Risk-free interest rate	0.75% to 1.06%	0.12% to 0.33%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(177)
Conversion of 3,007 shares of Series A & B Preferred Stock to common stock during 2009	(34)
Fair Value at December 25, 2009	$76
Gain on change in value of derivatives during the period	(10)
Conversion of 752 shares of Series A & B Preferred Stock to common stock during 2010	(4)
Fair Value at March 25, 2010	$62

NOTE 14. COMMON STOCK

During the three months ended March 25, 2010 and 2009, 133 shares and 133 shares of Series A Preferred Stock have been converted into 1,129,666 shares and 498,610 shares of Class A Common Stock, respectively.

During the three months ended March 25, 2010 and 2009, 619 shares and 619 shares of Series B Preferred Stock have been converted into 5,255,800 shares and 2,319,799 shares of Class A Common Stock, respectively.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2009	6,482,895	1.4093
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 25, 2010	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at March 25, 2010	6,482,895

As of March 25, 2010, these warrants had no intrinsic value.

NOTE 16. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009 and $75,000 for the three months ended March 25, 2010.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended March 25,
	2010	2009
	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$7	$7
Shandong Longfeng Flour Company Limited (b)	11	11
	$18	$18

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of March 25, 2010 and December 25, 2009, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 19. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the three months ended March 25, 2010 and 2009:

	March 25, 2010	March 25, 2009
Net loss	$(2,571)	$(2,494)
Foreign currency translation adjustment	19	41
Comprehensive loss	$(2,552)	$(2,453)

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended March 25,
	2010	2009
	(US$'000)	(US$'000)
Net revenue
Instant noodles	1,012	1,064
Flour	3,329	1,999
Soybean	1,705	900
	6,046	3,963
Loss from operations
Instant noodles	(577)	(1,573)
Flour	(1,610)	(958)
Soybean	(59)	(409)
	(2,246)	(2,940)
Depreciation and amortization
Instant noodles	188	198
Flour	90	149
Soybean	134	87
	412	434

	March 25,	December 25,
	2010	2009
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	17,046	17,510
Flour	8,081	8,268
Soybean	9,675	9,769
	34,802	35,547

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2009, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

The Company has determined that the conversion features of its redeemable convertible preferred stock and warrants to purchase common stock are derivatives that the Company is required to account for as if they were free-standing instruments. The Company has also determined that it is required to designate these derivatives as liabilities in its financial statements. As a result, the Company reports the value of these embedded derivatives as current liabilities on its balance sheet and reports changes in the value of these derivatives as non-operating gains or losses on its statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in the statement of operations and resulting adjustments to the associated liability amounts reflected on the balance sheet) on a quarterly basis, and is based on the market value of the Company’s common stock. Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on the Company’s statement of operations.

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of March 25, 2010 and December 25, 2009.

The consolidated financial statements also reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of the Series A and B Preferred Stock and associated warrants, and (2) the amortization associated with the discount recorded with respect to the Series A and B Preferred Stock as a preferred stock dividend.

Share-Based Payment

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

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods after beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning December 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 “Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company expects the adoption of ASU 2010-11 will not have a material impact on the Company’s results of operations or financial position.

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The Company expects the adoption of ASU 2010-13 will not have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended March 25,
	2010	2009

Net revenue	$6,046	$3,963
Cost of goods sold	(6,023)	(5,518)
Gross profit (loss)	23	(1,555)
Selling and distribution expenses	(177)	(219)
General and administrative expenses	(2,092)	(1,166)
Gain on fair value adjustments to embedded derivatives	10	120
Loss before income taxes	(2,570)	(2,844)
Income taxes benefit (expense)	(1)	349
Net loss attributable to controlling interest	(2,571)	(2,494)

Three Months Ended March 25, 2010 Compared to Three Months Ended March 25, 2009

Net Revenue

Net revenue for the quarter ended March 25, 2010 was $6,046,000, representing an increase of $2,083,000, or 53%, from $3,963,000 for the quarter ended March 25, 2009.

Revenues increased in flour and soybean segments by over 60% as the global economy is began to recover and the demand for our products is gradually strengthening. However, the average selling price of our instant noodles was still lower in 2010 compared to 2009, which significantly affected our revenue.

Cost of goods sold

For the three months ended March 25, 2010, cost of goods sold was $6,023,000, an increase of $505,000, or 9%, as compared to $5,518,000 for the three months ended March 25, 2009. The increase was due to the increase in sales of our products.

For the three months ended March 25, 2010, as a percentage of revenue, cost of goods sold decreased to 99% as compared to 139% for that of the same period of prior year. For the three months ended March 25, 2010, gross margin was 1% as compared to a negative gross margin of 39% for the same period of prior year.  The improvement in gross margin was mainly attributable to the increase sales volumes in flour and soybean segments.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $177,000 for the quarter ended March 25, 2010, representing a decrease of $42,000 or 19% from $219,000 for the corresponding quarter of 2009. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses decreased to 3% for the quarter ended March 25, 2010 as compared to 6% for the corresponding period in 2009. The decrease was primarily due to the cost controls implemented by us.

General and Administrative Expenses

General and administrative expenses increased by $926,000, or 79%, to $2,092,000 for the quarter ended March 25, 2010 as compared to $1,166,000 for the corresponding quarter in 2009. The increase was primarily due to the provision for bad debt due from customers who were seriously affected by the abrupt slowdown in the economy worldwide.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the quarter ended March 25, 2010, the gain in this regard was $10,000. For the corresponding period of 2009, the gain in this regard was $120,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $2,571,000 for the quarter ended March 25, 2010 as compared to net loss attributable to controlling interest of $2,494,000 for the quarter ended March 25, 2009. Such increase was primarily due to (i) the provision for bad debt due from customers, and (ii) the write-off of some unserviceable equipment for the three months ended March 25, 2010 compared with income tax benefit for the three months ended March 25, 2009.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased by $1,667,000 to $28,176,000 at March 25, 2010 as compared to $29,843,000 at December 25, 2009, which was primarily due to decrease of inventory by consumption of raw materials in productions and increased sales of products.

Cash and cash equivalents were $3,392,000 as of March 25, 2010, a decrease of $48,000 from December 25, 2009. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of March 25, 2010, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock through December 2010 and the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$2,742	$—	$—	$—	$—	$—	$2,742
Pre-determined annual fee charged by joint venture partners	97	129	129	129	129	4,399	5,012
Total	$2,839	$129	$129	$129	$129	$4,399	$7,754

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(3,007)
Partial redemption of Series A and B Preferred Stock in 2010	(752)
$2,742

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This information has been omitted based on our status as a smaller reporting company.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 25, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 25, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This information has been omitted based on our status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

21.1	Subsidiaries of New Dragon Asia Corp., (incorporated by reference to Exhibit 21.1 to our Form 10-K filed on April 6, 2010).

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

NEW DRAGON ASIA CORP.

Dated: May 14, 2010	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal Financial and Accounting
Officer)