Form 10-Q
period 2010-06-25
NEW DRAGON ASIA CORP
filed 2010-08-12
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-15046

NEW DRAGON ASIA CORP.
(Exact name of Registrant as specified in its charter)

FLORIDA	88-0404114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10 Huangcheng Road (N), Longkou, Shandong Province, PRC	265701
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Class A Common Stock outstanding as of July 31, 2010 was 108,142,409.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2010

TABLE OF CONTENTS

		Page

PART I:	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 25, 2010 (unaudited) and December 25, 2009	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 25, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended June 25, 2010 (unaudited) and the year ended December 25, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4T.	Controls and Procedures	25

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	[Removed and Reserved]	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		29

EXHIBITS

PART I: FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 25, 2010	December 25, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,201	$3,440
Accounts receivable, net	14,328	13,437
Deposits and prepayments, net	5,647	5,632
Inventories, net	10,599	14,466
Total current assets	33,775	36,975

Property, machinery and equipment, net	28,983	30,263
Land use rights, net	4,276	4,332
Due from related companies	957	952
Total assets	$67,991	$72,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,135	$4,808
Other payables and accruals	2,170	2,062
Taxes payable	85	186
Embedded derivatives, at fair value	16	76
Total current liabilities	8,406	7,132

Due to shareholder	3,514	3,700
Due to joint venture partners	502	463
Total liabilities	12,422	11,295
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –1,990 shares and 3,494 shares at June 25, 2010 and December 25, 2009, respectively	1,859	3,008

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 102,000,000 Issued and outstanding – 97,709,653 at June 25, 2010 and 83,364,229 at December 25, 2009	10	8
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	37,027	35,569
Deferred stock compensation	—	(75)
Retained earnings	2,747	9,187
Accumulated other comprehensive income	13,801	13,405
Total stockholders’ equity	53,585	58,094

Non-controlling interest	125	125
Total equity	53,710	58,219
Total liabilities and stockholders’ equity	$67,991	$72,522
 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 25,		Six months ended June 25,
	2010	2009	2010	2009

Net revenue	$6,547	$5,630	$12,593	$9,593
Cost of goods sold	(6,610)	(6,513)	(12,633)	(12,031)
Gross loss	(63)	(883)	(40)	(2,438)
Selling and distribution expenses	(247)	(148)	(424)	(367)
General and administrative expenses	(3,211)	(442)	(5,303)	(1,608)
Loss from operations	(3,521)	(1,473)	(5,767)	(4,413)
Other income (expense):
Interest income	1	—	1	2
Other income (expense)	(115)	(66)	(449)	(92)
Gain on fair value adjustments to embedded derivatives	41	53	51	173
VAT refund	—	15	—	15
Loss before income taxes	(3,594)	(1,471)	(6,164)	(4,315)
Benefit (provision) for income taxes	(1)	—	(1)	349
Net loss	(3,595)	(1,471)	(6,165)	(3,966)
Net loss attributable to Non-controlling interest	—	1	—	2
Net loss attributable to Controlling interest	$(3,595)	$(1,470)	$(6,165)	$(3,964)
Accretion of Redeemable Preferred Stock	(75)	(187)	(192)	(406)
Preferred Stock Dividends	(35)	(87)	(83)	(188)
Loss attributable to common stockholders	$(3,705)	$(1,744)	$(6,440)	$(4,558)

Loss per common share
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Weighted average number of common shares outstanding
Basic	96,807	69,742	93,124	66,815
Diluted	96,807	69,742	93,124	66,815

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, unaudited)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total NWD Stockholders’ Equity	Non Controlling Interests	Total Equity	Comprehensive Income (loss)
Balance at December 25, 2008	60,923	$6	$32,521	$-	$21,321	$13,310	$67,158	$122	$67,280	$4,026
Net loss	-	-	-	-	(11,106)	-	(11,106)	3	(11,103)	(11,106)
Accretion of Redeemable Preferred Stock	-	-	-	-	(704)	-	(704)	-	(704)	-
Preferred Stock Dividends	-	-	-	-	(324)	-	(324)	-	(324)	-
Foreign currency translation adjustment	-	-	-	-	-	95	95	-	95	95
Conversion of preferred stock and related dividend payments made in Class A Common Stock	20,441	2	2,748	-	-	-	2,750	-	2,750	-
Share-based compensation to CFO	2,000	-	300	(75)	-	-	225	-	225	-
Balance at December 25, 2009	83,364	8	35,569	(75)	9,187	$13,405	$58,094	$125	58,219	$(11,011)
Net loss	-	-	-	-	(6,165)	-	(6.165)	-	(6,165)	(6,165)
Accretion of Redeemable Preferred Stock	-	-	-	-	(192)	-	(192)	-	(192)	-
Preferred Stock Dividends	-	-	-	-	(83)	-	(83)	-	(83)	-
Foreign currency translation adjustment	-	-	-	-	-	396	396	-	396	396
Conversion of preferred stock and related dividend payments made in Class A Common Stock	14,345	2	1,458	-	-	-	1,460	-	1,460	-
Share-based compensation to CFO	-	-	-	75	-	-	75	-	75	-
Balance at June 25, 2010	97,709	$10	$37,027	$-	$2.747	$13,801	$53,585	$125	$53,710	$(5,769)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six months ended June 25,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,165)	$(3,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	4,115	317
Provision for inventory reserve	2	2,244
Depreciation and amortization of property, machinery, equipment and land use rights	978	864
Loss on sale of machinery and equipment	260	—
Gain on fair value adjustments to embedded derivatives	(51)	(173)
Stock based compensation expense	75	75
Changes in operating assets and liabilities:
Accounts receivable	(4,925)	(2,396)
Deposits and prepayments	17	5, 628
Inventories	3,924	1,506
Due from related companies	—	30
Accounts payable	1,292	115
Other payables and accruals	125	(1,601)
Taxes payable	(101)	287
Deferred tax asset	—	(349)
Net cash (used in) provided by operating activities	(454)	2,581

Cash flows from investing activities:
Purchases of property, machinery and equipment	(25)	(6,071)
Proceeds from sale of property, machinery and equipment	15	5,778
Net cash used in investing activities	(10)	(293)

Cash flows from financing activities:
(Repayment of) proceeds from shareholder loan	(206)	607
Proceeds from joint venture partners	36	70
Net cash (used in) provided by financing activities	(170)	677
Impact of foreign currency translation on cash	395	4
Net (decrease) increase in cash and cash equivalents	(239)	2,969
Cash and cash equivalents at beginning of period	3,440	4,383
Cash and cash equivalents at end of period	$3,201	$7,352

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$1,504	$1,504

Dividend payments on preferred stock in the form of common stock	$83	$215

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

These Consolidated Financial Statements for interim periods are unaudited and were prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

Contractual Joint Ventures

A contractual joint venture is an entity established between the Company and another joint venture partner, with the rights and obligations of each party governed by a contract. Currently, the Company has established three contractual joint ventures with three Chinese partners in China, with percentage of ownership ranging from 79.64% to 90%. Pursuant to each Chinese joint venture agreement, each Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss, regardless of the ownership in the contractual joint venture. In view of such contracted profit sharing arrangement, the three contractual joint ventures are regarded as 100% owned by the Company for income statement purposes. The Company consolidates financial statements of the contractual joint ventures and accounts for the portion of the contractual joint ventures not wholly-owned by the Company as non-controlling interest.

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

 The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended June 25, 2010 and 2009:

(In thousands)	Fair Value

	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of June 25, 2010	$—	$—	$16	$16
Embedded derivative liabilities as of June 25, 2009	$—	$—	$93	$93

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

In April 2010, FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task)”. ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company expects the adoption of ASU 2010-18 will not have a material impact on the Company’s results of operations or financial position.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of June 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,189	$12	$3,201
- Others	64,770	20	64,790
Total assets	67,959	32	67,991
Liabilities, excluding Series A and B Redeemable Convertible Preferred Stock	9,082	3,340	12,422
Equity	39,996	13,714	53,710

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the six months ended June 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$12,593	$—	$12,593
Cost of goods sold	(12,633)	—	(12,633)
General and administrative expenses	(4,968)	(335)	(5,303)
Loss from operations	(5,432)	(335)	(5,767)
Provision for income taxes	(1)	—	(1)
Other income (expense)	(448)	51	(397)
Net loss attributable to controlling interest	(5,881)	(284)	(6,165)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. LOSS PER SHARE

The Company computes earnings per share (“EPS’) in accordance generally accepted accounting principles.  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 22,977 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and six months ended June 25, 2010 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 29,258 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and six months ended June 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three and six months ended June 25, 2010 and 2009 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended June 25,
	2010				2009
		Weighted				Weighted
		Average				Average
	Loss	Shares	Per-Share		Loss	Shares	Per-Share
Loss per share – basic
Loss available to common stockholders	$(3,705)	96,807		$(0.04)	$(1,744)	69,742	$(0.03)
Effect of dilutive securities
Redeemable convertible preferred stock	—	—			—	—
Options and warrants	—	—			—	—

Loss per share – diluted	$(3,705)	96,807	$	(0.04)	$(1,744)	69,742	$(0.03)

	Six Months Ended June 25,
	2010			2009
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Loss per share – basic
Loss available to common stockholders	$(6,440)	93,124	$(0.07)	$(4,558)	66,815	$(0.07)
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	—

Loss per share – diluted	$(6,440)	93,124	$(0.07)	$(4,558)	66,815	$(0.07)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Accounts receivable	$21,086	$16,162
Less: Allowance for doubtful accounts	(6,758)	(2,725)
	$14,328	$13,437

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Balance at the beginning of the period	$2,725	$1,184
Add: provision during the period	4,154	1,551
Less: write-offs during the period	(121)	(10)
Balance at the end of the period	$6,758	$2,725

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Deposits for raw materials	$4,815	$4,794
Prepayments and advances	832	838
	$5,647	$5,632

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Raw materials (including packing materials)	$9,597	$13,488
Finished goods	1,175	1,490
	10,772	14,978
Less: Inventory reserve	(173)	(512)
	$10,599	$14,466

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Balance at the beginning of the period	$512	$565
Add: provision during the period	4	510
Less: write-offs during the period	(343)	(563)
Balance at the end of the period	$173	$512

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Xinlong Asia Food (Dalian) Co., Ltd.*	904	899
Xinlong Asia Food (Luoyang) Co., Ltd.*	53	53
Due from related companies for sales	$957	$952

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	June 25, 2010	December 25, 2009
	(In years)	(Unaudited)

Buildings	40	$13,460	$13,437
Machinery and equipment	5 - 12	22,533	23,680
Construction in process		2,410	2,397
		38,403	39,514
Less: Accumulated depreciation and amortization		(9,420)	(9,251)
		$28,983	$30,263

Depreciation and amortization expense was approximately $506,000, $388,000, $892,000 and $771,000 for the three and six months ended June 25, 2010 and 2009 respectively.

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Land use rights	$5,269	$5,256
Less: Accumulated amortization	(993)	(924)
	$4,276	$4,332

Amortization expense was approximately $60,000, $42,000, $86,000 and $93,000 for the three and six months ended June 25, 2010 and 2009 respectively.

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	June 25, 2010	December 25, 2009
	(Unaudited)

Deposits from customers	$757	$465
Accruals for payroll, bonus and benefits	290	413
Utilities and accrued expenses	1,123	1,184
	$2,170	$2,062

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of June 25, 2010, all of the warrants issued to the placement agent have been exercised cashless, and 5,867 shares of Series A Preferred Stock have been converted into 11,113,425 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of June 25, 2,010, 7,643 shares of Series B Preferred Stock have been converted into 30,402,092 shares of Class A Common Stock, and no warrants have been exercised.

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

In connection with the issuance of the Redeemable Convertible Series A Preferred Stock and Series B Preferred Stock, the Company paid professional fees, placement agent fees and associated expenses amounting to $1.83 million since the issuance of the Redeemable Convertible Preferred Stock. The Company also identified freestanding financial instruments included in the issuances that were required to be recorded as liabilities. These included the embedded conversion feature and warrants included in the Series A & B Preferred Stock issuances. The Company has evaluated the fair value of these liabilities using combination of the Black Scholes and Binomial Pricing Models. The summary of activity in the Series A & B Preferred Stock is as follows:

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousand)
2009
Series A	399	$399
Series B	3,095	3,095
Less unamortized discount	-	(486)
Balance December 25, 2009	3,494	$3,008

2010
Series A	133	$133
Series B	1,857	1,857
Less unamortized discount		(131)
Balance June 25, 2010	1,990	$1,859

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We were required to report a change of $41,000, $53,000, $51,000 and $173,000 as gain on the embedded derivative liability in other income on our statement of operations for the three and six months ended June 25, 2010 and 2009, respectively.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	105%	80% to 105%
Risk-free interest rate	0.32% to 0.50%	0.05% to 0.22%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(177)
Conversion of 3,007 shares of Series A & B Preferred Stock to common stock during 2009	(34)
Fair Value at December 25, 2009	$76
Gain on change in value of derivatives during the period	(51)
Conversion of 1,504 shares of Series A & B Preferred Stock to common stock during 2010	(9)
Fair Value at June 25, 2010	$16

NOTE 14. COMMON STOCK

During the six months ended June 25, 2010 and 2009, 266 shares and 266 shares of Series A Preferred Stock have been converted into 2,375,551 shares and 1,283,016 shares of Class A Common Stock, respectively.

During the six months ended June 25, 2010 and 2009, 1,238 shares and 1,238 shares of Series B Preferred Stock have been converted into 11,052,298 shares and 5,969,265 shares of Class A Common Stock, respectively.

NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2009	6,482,895	1.4093
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 25, 2010	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock	Exercise
	Issuable Under Warrants	Price
July 2005 private placement 6-year warrants	3,157,895	$1.04

December 2005 private placement 6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at June 25, 2010	6,482,895

As of June 25, 2010, these warrants had no intrinsic value.

NOTE 16. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The fair value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009 and $75,000 for the six months ended June 25, 2010.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2010	2009	2010	2009
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$7	$7	$14	$14
Shandong Longfeng Flour Company Limited (b)	12	12	23	23
	$19	$19	37	37

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Shandong Longfeng Flour Company Limited is a subsidiary of Shandong Longfeng Group Company.

As of June 25, 2010, loans from the Company’s major shareholder New Dragon Asia Food Limited of $3,514,000 are for working capital, are unsecured and bear no interest, and are payable if requested, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2010.

As of June 25, 2010, the amounts due to the Company’s joint venture partners of $502,000 are also unsecured and bear no interest, and no repayment is expected in 2010.

As of June 25, 2010, the amounts due from the Company’s related companies of $957,000 are unsecured, bear no interest and no fix terms of repayment.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of June 25, 2010 and December 25, 2009, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 19. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the six months ended June 25, 2010 and 2009:

	June 25, 2010	June 25, 2009
Net loss	$(6,165)	$(3,964)
Foreign currency translation adjustment	396	34
Comprehensive loss	$(5,769)	$(3,930)

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended June 25,		For the six months ended June 25,
	2010	2009	2010	2009
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	1,060	1,001	2,072	2,065
Flour	4,388	3,356	7,717	5,355
Soybean	1,099	1,273	2,804	2,173
	6,547	5,630	12,593	9,593
Loss from operation
Instant noodles	(450)	(884)	(1,027)	(2,457)
Flour	(2,077)	(205)	(3,687)	(1,163)
Soybean	(994)	(384)	(1,053)	(793)
	(3,521)	(1,473)	(5,767)	(4,413)
Depreciation and amortization
Instant noodles	263	246	451	444
Flour	112	95	202	243
Soybean	191	90	325	177
	566	431	978	864

	June 25,	December 25,
	2010	2009
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	16,913	17,510
Flour	7,634	8,268
Soybean	9,669	9,769
	34,216	35,547

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2009, the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments to such reports) filed by the Company. References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of June 25, 2010 and December 25, 2009.

The consolidated financial statements also reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of the Series A and B Preferred Stock and associated warrants, and (2) the amortization associated with the discount recorded with respect to the Series A and B Preferred Stock as a preferred stock dividend.

Share-Based Payment

On December 16, 2004, the FASB issued SFAS 123R, “Share-Based Payment,” (now Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under ASC 718, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of ASC 718, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of ASC 718 for the fiscal year beginning on December 26, 2005, and recorded the compensation expense for all unvested stock options.

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

In April 2010, FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task)”. ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company expects the adoption of ASU 2010-18 will not have a material impact on the Company’s results of operations or financial position.

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

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia.  We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the Company to export instant noodles and soybean powder to Europe. In early 2008, we began exporting noodles to Nigeria, Africa.

Strategy

Our strategy for growth is to capitalize on our strong brand name and pursue strategic partnerships and acquisitions that will enhance our sales. The following are some of the key elements of our business growth strategy:

-	Acquire additional facilities to increase our production capacity
-	Build strategic alliances with multinational food groups to enhance product range and capitalize on our China distribution network

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended June 25,		Six months ended June 25,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$6,547	$5,630	$12,593	$9,593
Cost of goods sold	(6,610)	(6,513)	(12,633)	(12,031)
Gross profit	(63)	(883)	(40)	(2,438)
Selling and distribution expenses	(247)	(148)	(424)	(367)
General and administrative expenses	(3,211)	(442)	(5,303)	(1,608)
Gain on fair value adjustments to embedded derivatives	41	53	51	173
Loss before income taxes	(3,594)	(1,471)	(6,164)	(4,315)
Income taxes benefit (expense)	(1)	—	(1)	349
Net loss attributable to controlling interest	(3,595)	(1,470)	(6,165)	(3,964)

Six Months Ended June 25, 2010 Compared to Six Months Ended June 25, 2009

Net Revenue

Net revenue for the six months ended June 25, 2010 was $12,593,000, representing an increase of $3,000,000, or 31%, from $9,593,000 for the six months ended June 25, 2009.

Revenues increased in flour and soybean segments by 44% and 29% as the global economy began to recover and the demand for our products gradually strengthened. However, the average selling price of our instant noodles was still lower in 2010 compared to 2009, which significantly affected our revenue.

Cost of goods sold

For the six months ended June 25, 2010, cost of goods sold was $12,633,000, an increase of $602,000, or 5%, as compared to $12,031,000 for the six months ended June 25, 2009. The increase was due to the increase in sales of our products.

For the six months ended June 25, 2010, as a percentage of revenue, cost of goods sold decreased to 100% as compared to 125% for that of the same period of prior year. For the six months ended June 25, 2010, gross margin was 0% as compared to a negative gross margin of 25% for the same period of prior year.  The improvement in gross margin was mainly attributable to the increase in sales volumes in our flour and soybean segments.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $424,000 for the six months ended June 25, 2010, representing an increase of $57,000 or 16% from $367,000 for the corresponding period of 2009. The increase was in line with the increase in sales of our products.

As a percentage of net revenue, selling and distribution expenses decreased to 3% for the six months ended June 25, 2010 as compared to 4% for the corresponding period in 2009. The decrease was primarily due to the cost controls implemented by us.

General and Administrative Expenses

General and administrative expenses increased by $3,695,000, or 230%, to $5,303,000 for the six months ended June 25, 2010 as compared to $1,608,000 for the corresponding period in 2009. The increase was primarily due to the provision for doubtful accounts. This provision stems from customers with receivable balance over one year old. Many of our customers are export related companies. In the first half of 2010, these companies were still seriously affected by the world wide economy slowdown and overseas orders for Chinese food and agriculture products did not recover as quickly as expected. As a result, the food export industry in Shandong was slow to recover and its turnover rate of funds stayed at a low level. As a part of the industry chain and supplier to export entities, the Company had to inevitably face the lengthening of its average days outstanding regarding receivables from its customers. During the six months ended June 25, 2010, the Company believes it has recorded the appropriate provision for bad debts and it has the appropriate allowance at June 25, 2010. The Company will gradually tighten its credit policy and intends to strengthen collection effort regarding outstanding receivables, including legal remedies when necessary. The Company believes this will prevent significant bad debts in the future.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the six months ended June 25, 2010, the gain in this regard was $51,000. For the corresponding period of 2009, the gain in this regard was $173,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. An increase in our stock’s market value increases the value of the derivative creating losses in our income statements and a decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $6,165,000 for the six months ended June 25, 2010 as compared to net loss attributable to controlling interest of $3,964,000 for the six months ended June 25, 2009. Such increase was primarily due to (i) the provision for doubtful debts due from customers and (ii) the write-off of some unserviceable equipment for the six months ended June 25, 2010 compared with an income tax benefit for the corresponding period of 2009.

Three Months Ended June 25, 2010 Compared to Three Months Ended June 25, 2009

Net Revenue

Net revenue for the quarter ended June 25, 2010 was $6,547,000, representing an increase of $917,000, or 16%, from $5,630,000 for the quarter ended June 25, 2009.

Revenues increased in flour segment by 31% as the global economy began to recover and the demand for our products gradually strengthened. However, the average selling price of our instant noodles was still lower in 2010 compared to 2009, which significantly affected our revenue. In addition, demand for some high-margin soybean products was reduced in June 2010, which also affected our revenue.

Cost of goods sold

For the three months ended June 25, 2010, cost of goods sold was $6,610,000, an increase of $97,000, or 1%, as compared to $6,513,000 for the three months ended June 25, 2009. The increase was due to the increase in sales of our products.

For the three months ended June 25, 2010, as a percentage of revenue, cost of goods sold decreased to 101% as compared to 116% for that of the same period of prior year. For the three months ended June 25, 2010, gross margin was negative 1% as compared to a negative gross margin of 16% for the same period of prior year.  The improvement in gross margin was mainly attributable to the increase sales volumes in flour segment.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $247,000 for the quarter ended June 25, 2010, representing an increase of $99,000 or 67% from $148,000 for the corresponding quarter of 2009. The increase was due to the increase in sales of our products.

As a percentage of net revenue, selling and distribution expenses increased to 4% for the quarter ended June 25, 2010 as compared to 3% for the corresponding period in 2009. The increase was due to the increase in sales of our products.

General and Administrative Expenses

General and administrative expenses increased by $2,769,000, or 626%, to $3,211,000 for the quarter ended June 25, 2010 as compared to $442,000 for the corresponding quarter in 2009. The increase was primarily due to the provision for doubtful accounts. This provision stems from customers with receivable balance over one year old. Many of our customers are export related companies. In the first half of 2010, these companies were still seriously affected by the world wide economy slowdown and overseas orders for Chinese food and agriculture products did not recover as quickly as expected. As a result, the food export industry in Shandong was slow to recover and its turnover rate of funds stayed at a low level. As a part of the industry chain and supplier to export entities, the Company had to inevitably face the lengthening of its average days outstanding regarding receivables from its customers. During the quarter ended June 25, 2010, the Company believes it has recorded the appropriate provision for bad debts and it has the appropriate allowance at June 25, 2010. The Company will gradually tighten its credit policy and intends to strengthen collection effort regarding outstanding receivables, including legal remedies when necessary. The Company believes this will prevent significant bad debts in the future.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the quarter ended June 25, 2010, the gain in this regard was $41,000. For the corresponding period of 2009, the gain in this regard was $53,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $3,595,000 for the quarter ended June 25, 2010 as compared to net loss attributable to controlling interest of $1,470,000 for the quarter ended June 25, 2009. Such increase was primarily due to the provision for doubtful debts due from customers.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased by $4,474,000 to $25,369,000 at June 25, 2010 as compared to $29,843,000 at December 25, 2009, which was primarily due to decrease of inventory by consumption of raw materials in production and increased sales of products.

Cash and cash equivalents were $3,201,000 as of June 25, 2010, a decrease of $239,000 from December 25, 2009. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of June 25, 2010, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock through December 2010 and the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$1,990	$—	$—	$—	$—	$—	$1,990
Pre-determined annual fee charged by joint venture partners	65	129	129	129	129	4,399	4,980
Total	$2,055	$129	$129	$129	$129	$4,399	$6,970

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(3,007)
Partial redemption of Series A and B Preferred Stock in 2010	(1,504)
$1,990

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This information has been omitted based on our status as a smaller reporting company.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 25, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended June 25, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW DRAGON ASIA CORP.

Dated: August 12, 2010	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: August 12, 2010	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)