Form 10-Q
period 2010-09-25
NEW DRAGON ASIA CORP
filed 2010-11-15
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2010

or

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

The number of shares of Class A Common Stock outstanding as of October 31, 2010 was 100,000,000.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION	3

ITEM 1.	Consolidated Financial Statements:	3

	Consolidated Balance Sheets as of September 25, 2010 (unaudited) and December 25, 2009	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 25, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 25, 2010 (unaudited) and the year ended December 25, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4T.	Controls and Procedures	28

PART II:	OTHER INFORMATION	29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	[Removed and Reserved]	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

SIGNATURES		32

EXHIBITS

PART I: FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	September 25, 2010	December 25, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,185	$3,440
Accounts receivable, net	13,242	13,437
Deposits and prepayments, net	6,866	5,632
Inventories, net	10,566	14,466
Total current assets	33,859	36,975

Property, machinery and equipment, net	27,751	30,263
Land use rights, net	4,297	4,332
Due from related companies	933	952
Total assets	$66,840	$72,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,158	$4,808
Other payables and accruals	2,427	2,062
Taxes payable	130	186
Embedded derivatives, at fair value	110	76
Total current liabilities	8,825	7,132

Due to shareholder	3,749	3,700
Due to joint venture partners	527	463
Total liabilities	13,101	11,295
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –1,742 shares and 3,494 shares at September 25, 2010 and December 25, 2009, respectively	1,720	3,008

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 100,000,000 Issued and outstanding – 100,000,000 at September 25, 2010 and 83,364,229 at December 25, 2009	10	8
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	—	—
Additional paid-in capital	37,277	35,569
Deferred stock compensation	—	(75)
Retained earnings	(31)	9,187
Accumulated other comprehensive income	14,638	13,405
Total stockholders’ equity	51,894	58,094

Non-controlling interest	125	125
Total equity	52,019	58,219
Total liabilities and stockholders’ equity	$66,840	$72,522

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,			Nine months ended September 25,
	2010		2009	2010		2009

Net revenue		$5,450	$6,290		$18,043		$15,883
Cost of goods sold		(5,373)	(6,560)		(18,006)		(18,591)
Gross profit (loss)		77	(270)		37		(2,708)
Selling and distribution expenses		(164)	(230)		(588)		(597)
General and administrative expenses		(2,569)	(413)		(7,872)		(2,021)
Loss from operations		(2,656)	(913)		(8,423)		(5,326)
Other income (expense):
Interest income		1	4		2		6
Other income (expense)		68	(512)		(381)		(604)
Gain (loss) on fair value adjustments to embedded derivatives		(102)	(11)		(51)		162
VAT refund		—	—		—		15
Loss before income taxes		(2,689)	(1,432)		(8,853)		(5,747)
Benefit (provision) for income taxes		—	(1)		(1)		348
Net loss		(2,689)	(1,433)		(8,854)		(5,399)
Net loss attributable to Non-controlling interest		—	—		—		2
Net loss attributable to Controlling interest		$(2,689)	$(1,433)		$(8,854)		$(5,397)
Accretion of Redeemable Preferred Stock		(68)	(164)		(260)		(570)
Preferred Stock Dividends		(21)	(74)		(104)		(262)
Loss attributable to common stockholders		$(2,778)	$(1,671)		$(9,218)		$(6,229)

Loss per common share
Basic	$	(0.03)	$(0.02)	$	(0.10)	$	(0.09)
Diluted	$	(0.03)	$(0.02)	$	(0.10)	$	(0.09)
Weighted average number of common shares outstanding
Basic		99,751	76,961		95,358		70,259
Diluted		99,751	76,961		95,358		70,259

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, unaudited)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total NWD Stockholders’ Equity	Non Controlling Interests	Total Equity	Comprehensive Income (loss)
Balance at December 25, 2008	60,923	$6	$32,521	$-	$21,321	$13,310	$67,158	$122	$67,280	$4,026
Net loss	-	-	-	-	(11,106)	-	(11,106)	3	(11,103)	(11,106)
Accretion of Redeemable Preferred Stock	-	-	-	-	(704)	-	(704)	-	(704)	-
Preferred Stock Dividends	-	-	-	-	(324)	-	(324)	-	(324)	-
Foreign currency translation adjustment	-	-	-	-	-	95	95	-	95	95
Conversion of preferred stock and related dividend payments made in Class A Common Stock	20,441	2	2,748	-	-	-	2,750	-	2,750	-
Share-based compensation to CFO	2,000	-	300	(75)	-	-	225	-	225	-
Balance at December 25, 2009	83,364	8	35,569	(75)	9,187	$13,405	$58,094	$125	58,219	$(11,011)
Net loss	-	-	-	-	(8,854)	-	(8,854)	-	(8,854)	(8,854)
Accretion of Redeemable Preferred Stock	-	-	-	-	(260)	-	(260)	-	(260)	-
Preferred Stock Dividends	-	-	-	-	(104)	-	(104)	-	(104)	-
Foreign currency translation adjustment	-	-	-	-	-	1,233	1,233	-	1,233	1,233
Conversion of preferred stock and related dividend payments made in Class A Common Stock	16,636	2	1,708	-	-	-	1,710	-	1,710	-
Share-based compensation to CFO	-	-	-	75	-	-	75	-	75	-
Balance at September 25, 2010	100,000	$10	$37,277	$-	$(31)	$14,638	$51,894	$125	$52,019	$(7,621)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Nine months ended September 25,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,854)	$(5,399)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	6,137	94
Provision for inventory reserve	9	2,257
Depreciation and amortization of property, machinery, equipment and land use rights	1,512	1,319
Loss on sale of machinery and equipment	263	203
Loss/(gain) on fair value adjustments to embedded derivatives	51	(162)
Stock based compensation expense	75	150
Changes in operating assets and liabilities:
Accounts receivable	(5,868)	(4,643)
Deposits and prepayments	(1,191)	6,497
Inventories	3,950	5,213
Due from related companies	24	30
Accounts payable	1,315	236
Other payables and accruals	393	(1,611)
Taxes payable	(56)	325
Deferred tax asset	(4)	(350)
Net cash (used in) provided by operating activities	(2,244)	4,159

Cash flows from investing activities:
Purchases of property, machinery and equipment	(75)	(11,546)
Proceeds from sale of property, machinery and equipment	1,286	5,848
Net cash provided by (used in) investing activities	1,211	(5,698)

Cash flows from financing activities:
Proceeds from shareholder loan	28	664
Proceeds from joint venture partners	61	88
Net cash provided by financing activities	89	752
Impact of foreign currency translation on cash	689	(346)
Net decrease in cash and cash equivalents	(255)	(1,133)
Cash and cash equivalents at beginning of period	3,440	4,383
Cash and cash equivalents at end of period	$3,185	$3,250

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$1,752	$2,255

Dividend payments on preferred stock in the form of common stock	$144	$302

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

 The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended September 25, 2010 and 2009:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of September 25, 2010	$—	$—	$110	$110
Embedded derivative liabilities as of September 25, 2009	$—	$—	$99	$99

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

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-9 will not have a material impact on the Company’s results of operations or financial position.

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

In July 2010, FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects the adoption of ASU 2010-20 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-22 “Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial statements.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of September 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,151	$34	$3,185
- Others	63,610	45	63,655
Total assets	66,761	79	66,840
Liabilities, excluding Series A and B Redeemable Convertible Preferred Stock	9,513	3,588	13,101
Equity	38,367	13,652	52,019

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the nine months ended September 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$18,043	$—	$18,043
Cost of goods sold	(18,006)	—	(18,006)
General and administrative expenses	(7,418)	(454)	(7,872)
Loss from operations	(7,969)	(454)	(8,423)
Provision for income taxes	(1)	—	(1)
Other income (expense)	(379)	(51)	(430)
Net loss attributable to controlling interest	(8,349)	(505)	(8,854)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. LOSS PER SHARE

The Company computes earnings per share (“EPS’) in accordance generally accepted accounting principles.  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 28,953 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and nine months ended September 25, 2010 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 25,266 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and nine months ended September 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three and nine months ended September 25, 2010 and 2009 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 25,
	2010				2009
		Weighted				Weighted
		Average				Average
	Loss	Shares	Per-Share		Loss	Shares	Per-Share
Loss per share – basic
Loss available to common stockholders	$(2,778)	99,751		$(0.03)	$(1,671)	76,961	$(0.02)
Effect of dilutive securities
Redeemable convertible preferred stock	—	—			—	—
Options and warrants	—	—			—	—

Loss per share – diluted	$(2,778)	99,751	$	(0.03)	$(1,671)	69,742	$(0.02)

	Nine Months Ended September 25,
	2010			2009
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Loss per share – basic
Loss available to common stockholders	$(9,218)	95,358	$(0.10)	$(6,229)	70,259	$(0.09)
Effect of dilutive securities
Redeemable convertible preferred stock	—	—		—	—
Options and warrants	—	—		—	—

Loss per share – diluted	$(9,218)	95,358	$(0.10)	$(6,229)	70,259	$(0.09)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Accounts receivable	$22,001	$16,162
Less: Allowance for doubtful accounts	(8,759)	(2,725)
	$13,242	$13,437

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Balance at the beginning of the period	$2,725	$1,184
Add: provision during the period	6,188	1,551
Less: write-offs during the period	(154)	(10)
Balance at the end of the period	$8,759	$2,725

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Deposits for raw materials	$5,555	$4,794
Prepayments and advances	1,311	838
	$6,866	$5,632

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Raw materials (including packing materials)	$9,627	$13,488
Finished goods	1,066	1,490
	10,693	14,978
Less: Inventory reserve	(127)	(512)
	$10,566	$14,466

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Balance at the beginning of the period	$512	$565
Add: provision during the period	10	510
Less: write-offs during the period	(395)	(563)
Balance at the end of the period	$127	$512

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Xinlong Asia Food (Dalian) Co., Ltd.*	879	899
Xinlong Asia Food (Luoyang) Co., Ltd.*	54	53
Due from related companies for sales	$933	$952

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	September 25, 2010	December 25, 2009
	(In years)	(Unaudited)

Buildings	40	$13,626	$13,437
Machinery and equipment	5 - 12	22,850	23,680
Construction in process		1,176	2,397
		37,652	39,514
Less: Accumulated depreciation and amortization		(9,901)	(9,251)
		$27,751	$30,263

Depreciation and amortization expense was approximately $490,000, $396,000, $1,382,000 and $1,167,000 for the three and nine months ended September 25, 2010 and 2009 respectively.

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Land use rights	$5,334	$5,256
Less: Accumulated amortization	(1,037)	(924)
	$4,297	$4,332

Amortization expense was approximately $44,000, $59,000, $130,000 and $152,000 for the three and nine months ended September 25, 2010 and 2009 respectively.

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2010	December 25, 2009
	(Unaudited)

Deposits from customers	$907	$465
Accruals for payroll, bonus and benefits	284	413
Utilities and accrued expenses	1,236	1,184
	$2,427	$2,062

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of September 25, 2010, all of the warrants issued to the placement agent have been exercised cashless, and all of 6,000 shares of Series A Preferred Stock have been converted into 12,881,540 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of September 25, 2,010, 7,758 shares of Series B Preferred Stock have been converted into 30,485,866 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousand)
2009
Series A	399	$399
Series B	3,095	3,095
Less unamortized discount	-	(486)
Balance December 25, 2009	3,494	$3,008

2010
Series A	—	$—
Series B	1,238	1,238
Less: unamortized discount		(22)
Add: adjustment for quarterly redemption reversion	504	504
Balance September 25, 2010	1,742	$1,720

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We were required to report a change of $102,000 and $51,000 as loss on the embedded derivative liability in other income on our statement of operations for the three and nine months ended September 25, 2010, a change of $11,000 as loss and a change of $162,000 as gain on the embedded derivative liability in other income on our statement of operations for the three and nine months ended September 25, 2009, respectively.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	105% to 115%	105%
Risk-free interest rate	0.23% to 0.26%	0.12%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(177)
Conversion of 3,007 shares of Series A & B Preferred Stock to common stock during 2009	(34)
Fair Value at December 25, 2009	$76
Loss on change in value of derivatives during the period	51
Conversion of 1,752 shares of Series A & B Preferred Stock to common stock during 2010	(17)
Fair Value at September 25, 2010	$110

NOTE 14. COMMON STOCK

During the nine months ended September 25, 2010 and 2009, 399 shares and 399 shares of Series A Preferred Stock have been converted into 4,143,666 shares and 2,177,967 shares of Class A Common Stock, respectively.

During the nine months ended September 25, 2010 and 2009, 1,353 shares and 1,857 shares of Series B Preferred Stock have been converted into 11,136,072 shares and 10,133,031 shares of Class A Common Stock, respectively.
-
NOTE 15. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2009	6,482,895	1.4093
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 25, 2010	6,482,895	1.4093

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock	Exercise
	Issuable Under Warrants	Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
5-year warrants	356,250	1.76
Warrants exercisable at September 25, 2010	6,482,895

As of September 25, 2010, these warrants had no intrinsic value.

NOTE 16. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The fair value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009 and $75,000 for the nine months ended September 25, 2010.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2010	2009	2010	2009
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$6	$6	$20	$20
Shandong Longfeng Flour Company Limited (b)	13	12	36	35
	$19	$18	56	55

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Shandong Longfeng Flour Company Limited is a subsidiary of Shandong Longfeng Group Company.

As of September 25, 2010, loans from the Company’s major shareholder New Dragon Asia Food Limited of $3,749,000 are for working capital, are unsecured and bear no interest, and are payable if requested, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2010.

As of September 25, 2010, the amounts due to the Company’s joint venture partners of $527,000 are also unsecured and bear no interest, and no repayment is expected in 2010.

As of September 25, 2010, the amounts due from the Company’s related companies of $933,000 are unsecured, bear no interest and no fix terms of repayment.

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of September 25, 2010 and December 25, 2009, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 19. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the nine months ended September 25, 2010 and 2009 (in thousands):

	September 25, 2010	September 25, 2009
Net loss	$(8,854)	$(5,397)
Foreign currency translation adjustment	1,233	95
Comprehensive loss	$(7,621)	$(5,302)

NOTE 20. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended September 25,		For the nine months ended September 25,
	2010	2009	2010	2009
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	1,497	929	3,569	2,994
Flour	3,321	3,286	11,038	8,641
Soybean	632	2,075	3,436	4,248
	5,450	6,290	18,043	15,883
Loss from operation
Instant noodles	(360)	(397)	(1,387)	(2,854)
Flour	(2,297)	(232)	(5,984)	(1,395)
Soybean	1	(284)	(1,052)	(1,077)
	(2,656)	(913)	(8,423)	(5,326)
Depreciation and amortization
Instant noodles	245	209	696	653
Flour	106	64	308	307
Soybean	183	182	508	359
	534	455	1,512	1,319

	September 25,	December 25,
	2010	2009
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	15,624	17,510
Flour	7,571	8,268
Soybean	9,786	9,769
	32,981	35,547

NOTE 21.  COMMITMENTS AND CONTINGENCIES

Void Share Issuances in 2010

During the first nine months of 2010, 8,142,409 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.  Subsequent to September 25, 2010, a further 11,367,485 were issued in excess of the Company’s Articles of Incorporation.  Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of November 15, 2010, this obligation results in a potential commitment to buy back shares amounting to approximately $800,000, plus the expenses associated with administering such claims.

Accordingly, the Company has proposed in the coming shareholders’ meeting to increase the authorized shares to 119,509,894 in order to cover the excess shares issued. Should the shareholders’ resolution not be approved, the Company might need to buy from the market 19,509,894 shares amounting to approximately $800,000 using the latest market price of $0.04 per share. The over issuance of shares at September 25,2010 resulted from a conversion of Preferred stock on July 5,2010. For financial statement purposes the Company has presented the equivalent shares of preferred stock as still outstanding and accounted for the unexercisable conversion feature as part of the derivative liability.

The Company has also planned to propose a reverse split of its Class A common stock at a ratio of 100 for 1. If the reverse split were approved by the shareholders’ meeting, the total amount of outstanding common shares would reduce and the stock price would increase accordingly. However, there is no assurance that the reverse split will be approved. As such, the Company has not retroactively reflected the reverse split in the financial statements as at September 25, 2010.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of September 25, 2010 and December 25, 2009.

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

In July 2010, FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects the adoption of ASU 2010-20 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-22 “Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands):

	Three months ended September 25,		Nine months ended September 25,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$5,450	$6,290	$18,043	$15,883
Cost of goods sold	(5,373)	(6,560)	(18,006)	(18,591)
Gross profit (loss)	77	(270)	37	(2,708)
Selling and distribution expenses	(164)	(230)	(588)	(597)
General and administrative expenses	(2,569)	(413)	(7,872)	(2,021)
Gain (loss) on fair value adjustments to embedded derivatives	(102)	(11)	(51)	162
Loss before income taxes	(2,689)	(1,432)	(8,853)	(5,747)
Income taxes benefit (expense)	—	(1)	(1)	348
Net loss attributable to controlling interest	(2,689)	(1,433)	(8,854)	(5,397)

Nine Months Ended September 25, 2010 Compared to Nine Months Ended September 25, 2009

Net Revenue

Net revenue for the nine months ended September 25, 2010 was $18,043,000, representing an increase of $2,160,000, or 14%, from $15,883,000 for the nine months ended September 25, 2009.

Revenues increased in instant noodle and flour segments by 19% and 28% as the global economy began to recover and the demand for our products gradually strengthened. However, revenue decreased in soybean segment by 19%, as the Company is gradually ceasing producing low-margin products and planning to concentrate on the high-margin products, like soybean-protein powder in the future. At such transition period, the revenue of soybean segment should be temporarily affected.

Cost of goods sold

For the nine months ended September 25, 2010, cost of goods sold was $18,006,000, a decrease of $585,000, or 3%, as compared to $18,591,000 for the nine months ended September 25, 2009. The decrease was due to the fact that the Company did not need to provide further provision for its inventory as in the corresponding period in 2009 in view that the price of its product was not expected to be further declined under the current economy environment.

For the nine months ended September 25, 2010, as a percentage of revenue, cost of goods sold decreased to 100% as compared to 117% for that of the same period of prior year. For the nine months ended September 25, 2010, gross margin was 0% as compared to a negative gross margin of 17% for the same period of prior year.  The improvement in gross margin was mainly attributable to the increase in sales volumes in our flour segment.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $588,000 for the nine months ended September 25, 2010, representing a decrease of $9,000 or 2% from $597,000 for the corresponding period in 2009. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses decreased to 3% for the nine months ended September 25, 2010 as compared to 4% for the corresponding period in 2009. The decrease was primarily due to the cost controls implemented by us.

General and Administrative Expenses

General and administrative expenses increased by $5,851,000, or 290%, to $7,872,000 for the nine months ended September 25, 2010 as compared to $2,021,000 for the corresponding period in 2009. The increase was primarily due to the provision for doubt accounts. This provision stems from customers with receivable balance over one year old. Many of our customers are export related companies. In the first nine months of 2010, these companies were still seriously affected by the world wide economy slowdown and overseas orders for Chinese food and agriculture products did not recover as quickly as expected. As a result, the food export industry in Shandong was slow to recover and its turnover rate of funds stayed at a low level. As a part of the industry chain and supplier to export entities, the Company had to inevitably face the lengthening of its average days outstanding regarding receivables from its customers. During the nine months ended September 25, 2010, the Company believes it has recorded the appropriate provision for bad debts and it has the appropriate allowance at September 25, 2010. The Company will gradually tighten its credit policy and intends to strengthen collection effort regarding outstanding receivables, including legal remedies when necessary. The Company believes this will prevent significant bad debts in the future.

Gain/(Loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the nine months ended September 25, 2010, the loss in this regard was $51,000. For the corresponding period of 2009, the gain in this regard was $162,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. An increase in our stock’s market value increases the value of the derivative creating losses in our income statements and a decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $8,854,000 for the nine months ended September 25, 2010 as compared to net loss attributable to controlling interest of $5,397,000 for the nine months ended September 25, 2009. Such increase was primarily due to (i) the provision for doubtful debts due from customers, (ii) the write-off of some unserviceable equipment for the nine months ended September 25, 2010 compared with an income tax benefit for the corresponding period of 2009, and (iii) the fluctuation of gain/(loss) on fair value adjustments to embedded derivatives.

Three Months Ended September 25, 2010 Compared to Three Months Ended September 25, 2009

Net Revenue

Net revenue for the quarter ended September 25, 2010 was $5,450,000, representing a decrease of $840,000, or 13%, from $6,290,000 for the quarter ended September 25, 2009.

Revenues increased in noodle and flour segments by 61% and 1% as the global economy began to recover and the demand for our products gradually strengthened. However, revenue decreased in soybean segment by 70%, as the Company is gradually ceasing producing low-margin products and planning to concentrate on the high-margin products, like soybean-protein powder in the future. At such transition period, the revenue of soybean segment should be temporarily affected.

Cost of goods sold

For the three months ended September 25, 2010, cost of goods sold was $5,373,000, a decrease of $1,187,000, or 18%, as compared to $6,560,000 for the three months ended September 25, 2009. The decrease was due to the decrease in sales of our products.

For the three months ended September 25, 2010, as a percentage of revenue, cost of goods sold decreased to 99% as compared to 104% for that of the same period of prior year. For the three months ended September 25, 2010, gross margin was 1% as compared to a negative gross margin of 4% for the same period of prior year.  The improvement in gross margin was mainly attributable to the fact that the Company did not need to provide further provision for its inventory as in the corresponding period in 2009 in view that the price of its product was not expected to be further declined under the current economy environment.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $164,000 for the quarter ended September 25, 2010, representing a decrease of $66,000 or 29% from $230,000 for the corresponding quarter of 2009. The decrease was due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses decreased to 3% for the quarter ended September 25, 2010 as compared to 4% for the corresponding period in 2009. The decrease was due to the cost controls implemented by us.

General and Administrative Expenses

General and administrative expenses increased by $2,156,000, or 522%, to $2,569,000 for the quarter ended September 25, 2010 as compared to $413,000 for the corresponding quarter in 2009. The increase was primarily due to the provision for double accounts. This provision stems from customers with receivable balance over one year old. Many of our customers are export related companies. In the first nine months of 2010, these companies were still seriously affected by the world wide economy slowdown and overseas orders for Chinese food and agriculture products did not recover as quickly as expected. As a result, the food export industry in Shandong was slow to recover and its turnover rate of funds stayed at a low level. As a part of the industry chain and supplier to export entities, the Company had to inevitably face the lengthening of its average days outstanding regarding receivables from its customers. During the quarter ended September 25, 2010, the Company believes it has recorded the appropriate provision for bad debts and it has the appropriate allowance at September 25, 2010. The Company will gradually tighten its credit policy and intends to strengthen collection effort regarding outstanding receivables, including legal remedies when necessary. The Company believes this will prevent significant bad debts in the future.

Loss on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the quarter ended September 25, 2010, the loss in this regard was $102,000. For the corresponding period of 2009, the loss in this regard was $11,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $2,689,000 for the quarter ended September 25, 2010 as compared to net loss attributable to controlling interest of $1,433,000 for the corresponding period of 25, 2009. Such increase was primarily due to (i) the provision for doubtful debts due from customers and (ii) the fluctuation of loss on fair value adjustments to embedded derivatives.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased by $4,809,000 to $25,034,000 at September 25, 2010 as compared to $29,843,000 at December 25, 2009, which was primarily due to decrease of inventory by consumption of raw materials in production.

Cash and cash equivalents were $3,185,000 as of September 25, 2010, a decrease of $255,000 from December 25, 2009. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations and Commercial Commitments

On July 11, 2005, we issued 6,000 shares of Series A Preferred Stock, convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share (subject to anti-dilution adjustments and interest payments), raising $6.0 million in gross proceeds. The Series A Preferred Stock has been fully converted as of September 25, 2010.

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

As of September 25, 2010, the Company had long-term debt obligations that resulted from the redeemable convertible preferred stock through December 2010 and the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Redeemable convertible preferred stock	$1,238	$—	$—	$—	$—	$—	$1,238
Pre-determined annual fee charged by joint venture partners	33	129	129	129	129	4,399	4,948
Total	$1,271	$129	$129	$129	$129	$4,399	$6,186

Reconciliation of the outstanding payment obligations of redeemable convertible preferred stock:

(In thousands)
Aggregated balance as of the issue date	$15,500
Partial redemption of Series A Preferred Stock in 2005	(1,900)
Partial redemption of Series A and B Preferred Stock in 2006	(3,438)
Partial redemption of Series A Preferred Stock in 2007	(728)
Partial redemption of Series A and B Preferred Stock in 2008	(2,933)
Partial redemption of Series A and B Preferred Stock in 2009	(3,007)
Partial redemption of Series A and B Preferred Stock in 2010	(1,752)
$1,742

Void Share Issuances in 2010

During the first nine months of 2010, 8,142,409 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.  Subsequent September 25, 2010, a further 11,367,485 were issued in excess of the Company’s Articles of Incorporation.  Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of November 15, 2010, this obligation results in a potential commitment to buy back shares amounting to approximately $800,000, plus the expenses associated with administering such claims.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This information has been omitted based on our status as a smaller reporting company.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 25, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that, except for the void share issuance as described in Note 21, our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

To enhance the control over share issuance, the Company had designed and implemented a new control point by assigning an accounting officer to check against the ledger of the authorized share capital upon issuance of new shares in the future to ensure that any new issuance will be properly arranged within the limit of the authorized share capital.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 25, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW DRAGON ASIA CORP.

Dated: November 15, 2010	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)