Form 10-K
period 2010-12-25
NEW DRAGON ASIA CORP
filed 2011-04-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 25, 2010

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
Yes ☐ No ☒

As of June 25, 2010 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $7.8 million.

As of April 8, 2011, there were 100,000,000 shares of Class A Common Stock outstanding.

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

We provide a wide range of instant noodle products to our customers. Our products can be separated into two broad categories for selling and marketing purposes: (i) packet noodles for home preparation and (ii) snacks and cup noodles for outdoor convenience. We also produce two types of soybean products – soybean protein powder and soybean powder. These products are principally supplied to food and beverage manufacturers.

Our revenue by product category for the year ended December 25, 2010 was approximately 57% for flour products, 23% for instant noodles and 20% for soybean products.

	Year Ended December 25,
	2010	2009
	(In thousands)
Net revenue:
Instant noodles	$6,215	$3,913
Flour	15,575	12,982
Soybean	5,582	6,322
	$27,372	$23,217

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

Our domestic distribution system is the key to our continued success in developing “Long Feng” as one of the leading brands in China. We have more than 200 points of distribution, of which 10 are our direct sales offices, spread over 27 provinces in China. The remaining 190 sales points are owned and managed by distributors. Most of our distributors have long-term relationships with us and are loyal and efficient vendors of our products.  During 2010, sales in China accounted for 70% of our instant noodle sales.

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

In addition to domestic sales, we also export noodles to other countries such as South Korea, Australia, Malaysia and Indonesia.  We also obtained HACCP (Hazard Analysis Critical Control Point) certification from CCIC Conformity Assessment Services Co. Ltd., a Chinese quality assurance examination authority, enabling the Company to begin exports of instant noodles and soybean powder to Europe. In early 2008, we began exporting noodles to Nigeria, Africa. During 2010, export sales accounted for approximately 30% of our instant noodle sales.

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

Our corporate office is located in Shandong. Our eight manufacturing plants, at four locations in Shandong and Chengdu, consist of 30 noodle production lines and flour milling lines, located in Yantai, Penglai, Longkou and Beijing. Manufacturing operations are vertically integrated, with the flour production utilized in the noodle manufacturing process. All of our manufacturing facilities have been awarded ISO9002 quality certification.  All of our properties are suitable and adequate for the purposes for which they are used in our business.

Facility	Address	Owned/Rented	Size (Sq meters)

Yantai Flour Mill, Yantai Noodle Factory & Soybean Plants	No. 10 Huancheng Road (N), Longkou, Shandong	Owned	41,268

Penglai Flour Mill	Xiao Men Town, Penglai, Shandong	Owned	16,715

Longyuan Plant	Donglai Street Lige Village East, Longkou, Shandong	Rented	12,029

Chengdu Plant	Chengdu Economic & Technical Development Zone, Chengdu, Sichuan	Owned	35,922

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our Class A Common Stock is traded on NYSE Amex  under the symbol NWD. The high and low sale prices of the  Class A Common Stock as reported in the consolidated reporting system for the periods indicated are set forth on the table below.

	PRICE RANGE OF COMMON STOCK
	HIGH	LOW

Year Ended December 25, 2009:
First Quarter	$0.27	$0.15
Second Quarter	$0.22	$0.15
Third Quarter	$0.18	$0.11
Fourth Quarter	$0.16	$0.12

Year Ended December 25, 2010:
First Quarter	$0.15	$0.09
Second Quarter	$0.13	$0.08
Third Quarter	$0.08	$0.05
Fourth Quarter	$0.05	$0.03

SHAREHOLDERS

As of April 8, 2011, there were 100,000,000 shares of our Class A Common Stock outstanding and we had approximately 6,800 shareholders of record. American Stock Transfer & Trust Company is the registrar and transfer agent for our Class A Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered sales of equity securities during the fiscal year ended December 25, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

None.

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

YEAR ENDED DECEMBER 25, 2010 COMPARED TO YEAR ENDED DECEMBER 25, 2009

Selected Information from the Consolidated Statements of Operations (in thousands)

	For the years ended December 25,
	2010	2009

Net revenue	$27,372	$23,217
Cost of goods sold	(27,416)	(24,518)
Gross (loss) profit	(44)	(1,301)
Selling and distribution expenses	(863)	(944)
General and administrative expenses	(8,259)	(6,381)
Gain (loss) on fair value adjustments to embedded derivatives	(619)	177
VAT refund	193	59
Net loss	(9,008)	(11,103)

Net Revenue

Net revenue for the year ended December 25, 2010 was $27.37 million, an increase of $4.15 million, or 17.87%, as compared to $23.22 million for the prior year. Revenues increased in instant noodle and flour segments by 59% and 20% as the global economy began to recover and the demand for our products gradually strengthened. However, revenue decreased in soybean segment by 12%, as the Company is gradually ceasing the production of  lower-margin products and planning to concentrate on high-margin products, such as soybean-protein powder in the future. During the transition period,  revenue of soybean segment is expected to be temporarily lower.

Cost of goods sold

For the year ended December 25, 2010, cost of goods sold was $27.42 million, an increase of $2.9 million, or 11.83%, as compared to $24.52 million for 2009. The increase was in line with the increase in sales of our products.

For the year ended December 25, 2010, as a percentage of revenue, cost of goods sold decreased to 100.16% of sales as compared to 105.60% of sales for that of the prior year. For the year ended December 25, 2010, gross loss decreased to 0.16% as compared to 5.60% for the prior year. The improvement in gross margin was mainly attributable to mix improvement resulting from the increase in sales volumes in our flour segment.

Selling and distribution expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

For the year ended December 25, 2010, selling and distribution expenses decreased slightly 8.51% to $0.86 million from $0.94 million in 2009. The decrease was primarily due to the cost controls implemented by us.

General and administrative expenses

For the year ended December 25, 2010, general and administrative expenses increased $1.88 million to $8.26 million from $6.38 million of 2009. The increase was primarily due to the provision for doubtful accounts. This provision stems from customers with receivable balance over one year old. Many of our customers are export-related companies. In 2010, these companies were still seriously affected by the worldwide economy slowdown and overseas orders for Chinese food and agriculture products did not recover as quickly as expected. As a result, the food export industry in Shandong was slow to recover and the turnover rate of funds stayed at a low level. As a part of the industry chain and supplier to export entities, the Company had to inevitably face the lengthening of its average days outstanding regarding receivables from its customers. During 2010, the Company believes it recorded the appropriate provision for bad debts and  has the appropriate allowance at December 25, 2010. The Company will gradually tighten its credit policy and intends to strengthen collection effort regarding outstanding receivables, including legal remedies when necessary. The Company believes this will prevent significant bad debts in the future.

Gain/(loss) on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the year ended December 25, 2010, the loss in this regard was $0.62 million.  For the corresponding period of 2009, the gain in this regard was $0.18 million. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

VAT refund

VAT refund was $0.19 million for the year ended December 25, 2010 and $0.06 million for the year ended December 25, 2009.

Net (Loss) Attributable to Common Shareholders

For the year ended December 25, 2010, net loss was $9.01 million, an improvement of $2.09 million, or 18.83% as compared to $11.10 million for 2009. As a percentage of revenue, net loss was 32.92% for the year ended December 25, 2010 as compared to 47.80% for the prior year.  Such improvement was primarily due to the improvement in revenue and no significant disposal of spoiled raw material, which happened in 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

On July 11, 2005, we issued 6,000 shares of Series A Preferred Stock, convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share (subject to anti-dilution adjustments and interest payments), raising $6.0 million in gross proceeds. The Series A Preferred Stock has been fully converted as of December 25, 2010.

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

As of December 25, 2010, the Company had long-term debt obligations that resulted from the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Pre-determined annual fee charged by joint venture partners	129	129	129	129	129	4,270	4,915

Void Share Issuances in 2010

During 2010, 19,509,894 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.   Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of December 25, 2010, this obligation results in a potential commitment to buy back shares amounting to approximately $800,000, plus the expenses associated with administering such claims. The Company has recorded the liability in the Redeemable Convertible Preferred Stock account where the shares were converted from and that contractual obligation could not be satisfied except with redemption or conversion to valid shares,

Accordingly, the Company has proposed in the shareholders’ meeting scheduled to be held on May 13, 2011 to increase the authorized shares to 119,509,894 in order to cover the excess shares issued. Should the shareholders’ resolution be not approved, the Company might need to buy from the market 19,509,894 shares amounting to approximately $800,000 using the latest market price of $0.04 per share.

Upon completion of the amendments to its Articles, the Company expect to complete the over-due redemption of the Series B Redeemable Convertible Preferred Stock with additional shares of Class A common stock, to the extent permitted by the terms thereof.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital slightly decreased $0.29 million to $29.55 million at December 25, 2010 as compared to $29.84 million at December 25, 2009, which was primarily due to the fluctuation of the fair value of embedded derivatives.

Cash and cash equivalents were $2.76 million as of December 25, 2010, a decrease of $0.68 million from December 25, 2009. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of December 25, 2010 and December 25, 2009.

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

1. Reports of Independent Registered Public Accounting Firms.
2. Consolidated Balance Sheets as of December 25, 2010 and 2009.
3. Consolidated Statements of Operations for each of the two years in the period ended December 25, 2010 and 2009.
4. Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the two years in the period ended December 25, 2010 and 2009.
5. Consolidated Statements of Cash Flows for each of the two years in the period ended December 25, 2010 and 2009.
6. Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted  an evaluation of the effectiveness, as of December 25, 2010, of  the  design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information  required  to be disclosed  by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to the void share issuance described elsewhere in this Annual Report on Form 10-K.

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

Management has used the framework set forth in the report entitled Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our chief executive officer and chief financial officer concluded as of the Evaluation Date that, except for the void share issuance as described in Note 16, our internals control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning each of our directors continuing in office and each of our current executive officers:

NAME	AGE	POSITION	DIRECTOR SINCE

Heng Jing Lu	59	Chairman	2003

Li Xia Wang	52	Director and Chief Executive Officer	2003

Ling Wang	46	Chief Accounting Officer	2003

Zhi Yong Jiang	44	Independent Non-Executive Director	2003

De Lin Yang	56	Independent Non-Executive Director	2003

Qi Xue	58	Independent Non-Executive Director	2003

Feng Ju Chen	55	Independent Non-Executive Director	2004

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Based on Company records and other information, we believe that all SEC filing requirements applicable to our directors and executive officers were complied with for the fiscal year ended December 25, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

		Salary	Stock Awards		Option Awards	Total
Name and Principal Position	Year	($)	($)		($)	($)
Li Xia Wang (i)	2010	20,000	—		—	20,000
Chief Executive Officer	2009	20,000	—		—	20,000
and Director
Ling Wang	2010	—	—		—	—
Chief Accounting Officer	2009	—	320,000	(ii)	—	320,000

(i)	Li Xia Wang was promoted to CEO of the Company in 2004. She is a Chinese national. Her annual base salary is $20,000.

(ii)
On May 5, 2009, we granted 2 million shares of our Class A Common Stock to Ling Wang in connection with her employment agreement dated as of April 1, 2009 with the Company appointing Ms. Wang as the Company’s Chief Financial Officer. The closing sale price for our Class A Common Stock on May 5, 2009 was $0.16 per share.

Outstanding Equity Awards At Fiscal Year-end

None.

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

The following table sets forth, as of April 8, 2011, certain information concerning the beneficial ownership of Class A Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Class A Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of April 8, 2011, there were 100,000,000 shares of Class A Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
New Dragon Asia Food Ltd. 10 Huangcheng Road (N), Longkou, Shandong Province, PRC	18,576,154		18.58%
Heng Jing Lu† Chairman	18,576,154	(1)	18.58%
Li Xia Wang† Chief Executive Officer and Director	-0-		*
Ling Wang† Chief Accounting Officer	-0-		*
Zhi Yong Jiang† Director	-0-		*
De Lin Yang† Director	-0-		*
Qi Xue† Director	-0-		*
Feng Ju Chen† Director
All Directors and Executive Officers (7 people)	18,576,154		18.58%

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Baker Tilly Hong Kong Limited (“BTHK”) was our independent accountants for the fiscal year ending December 25, 2009 and the period from December 26, 2009 through December 7, 2010. On December 8, 2010, the Audit Committee Chairman of the Company was notified that the auditor-client relationship between the Company and BTHK had ceased due to BTHK’s resignation. The Audit Committee engaged Parker Randall CF (H.K.) CPA Limited. (“Parker Randall”) to serve as its independent auditor, effective March 17, 2011.

Public Accountants’ fees

For fiscal years ended December 25, 2010 and 2009, fees for services provided by BKHK were as follows:

	2010	2009
Audit Fees	$49,500	$120,000
Audit Related Fees	-	-
Tax Fees	-	-
All other fees	-	-

For fiscal year ended December 25, 2010, fees for services provided by Parker Randall were as follows:

2010
Audit Fees	$115,500
Audit Related Fees	-
Tax Fees	-
All other fees	-

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2011	NEW DRAGON ASIA CORP.

	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2011	By:	/s/ Heng Jing Lu
Name: Heng Jing Lu
Title: Chairman

Dated: April 8, 2011	By:	/s/ Li Xia Wang
Name: Li Xia Wang
Title: Chief Executive Officer (Principal Executive
Officer)

Dated: April 8, 2011	By:	/s/ Ling Wang
Name: Ling Wang
Title: Chief Financial Officer (Principal
Financial and Accounting Officer)

Dated: April 8, 2011	By:	/s/ De Lin Yang
Name: De Lin Yang
Title: Director

Dated: April 8, 2011	By:	/s/ Zhi Yong Jiang
Name: Zhi Yong Jiang
Title: Director

Dated: April 8, 2011	By:	/s/ Qi Xue
Name: Qi Xue
Title: Director

Dated: April 8, 2011	By:	/s/ Feng Ju Chen
Name: Feng Ju Chen
Title: Director

NEW DRAGON ASIA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
New Dragon Asia Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Dragon Asia Corp. and Subsidiaries (the “Company”) as of December 25, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Dragon Asia Corp. and Subsidiaries as of December 25, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Parker Randall CF (H.K.) CPA Limited

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants,
Hong Kong
April 8, 2011

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

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date: April 6, 2010

NEW DRAGON ASIA CORP. AND SUBSIDIARIES (“NWD”)

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	December 25, 2010	December 25, 2009
ASSETS

Current assets:
Cash and cash equivalents	$2,756	$3,440
Accounts receivable, net	13,519	13,437
Deposits and prepayments, net	11,523	5,632
Inventories, net	10,847	14,466
Total current assets	38,645	36,975

Property, machinery and equipment, net	26,619	30,263
Land use rights, net	2,595	4,332
Due from related companies	54	952
Total assets	$67,913	$72,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,773	$4,808
Other payables and accruals	2,473	2,062
Taxes payable	169	186
Embedded derivatives at fair value	678	76
Total current liabilities	9,093	7,132

Due to shareholder	4,031	3,700
Due to joint venture partners	438	463
Total liabilities	13,562	11,295

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares – 5,000,000 Issued and outstanding – 1,742 shares and 3,494 shares at December 25, 2010 and 2009, respectively	1,742	3,008

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 100,000,000
Issued and outstanding – 100,000,000 in 2010 and 83,364,229 in 2009	9	8
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	37,275	35,569
Deferred stock compensation	—	(75)
Retained earnings	(221)	9,187
Accumulated other comprehensive income	15,418	13,405
Total stockholders’ equity	52,481	58,094

Non-controlling interests	128	125
Total equity	52,609	58,219
Total liabilities and stockholders’ equity	$67,913	$72,522

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the years ended December 25
	2010	2009

Net revenue	$27,372	$23,217
Cost of goods sold	(27,416)	(24,518)
Gross profit /(loss)	(44)	(1,301)
Operating expenses:
Selling and distribution expenses	(863)	(944)
General and administrative expenses	(8,259)	(6,381)
Loss from operations	(9,166)	(8,626)
Other income (expense):
Other income (expense)	956	(3,145)
Interest income	9	82
Gain (loss) on fair value adjustments to embedded derivatives	(619)	177
VAT refund	193	59
Loss before income taxes and non-controlling interests	(8,627)	(11,453)
Benefit (provision) for income taxes	(384)	347
Net loss	(9,011)	(11,106)
Net loss attributable to non-controlling interest	3	3
Net loss attributable to controlling interest	$(9,008)	$(11,103)
Accretion of redeemable preferred stock	(282)	(704)
Preferred stock dividends	(115)	(324)
Loss attributable to common stockholders	$(9,405)	$(12,131)

Earnings per common share
Basic	$(0.10)	$(0.17)
Diluted	$(0.10)	$(0.17)
Weighted average number of common shares outstanding
Basic	96,521	73,016
Diluted	96,521	73,016

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in the thousands)

	Class A Common		Additional			Accumulated Other	Total NWD
	Stock		Paid-in	Deferred Stock	Retained	Comprehensive	Stockholders’	Non Controlling		Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity	Interests	Total Equity	Income
Balance at December 25, 2008	60,923	$6	$32,521	$-	$21,321	$13,310	$67,158	$122	$67,280	$4,026
Net income (loss)	-	-	-	-	(11,106)	-	(11,106)	3	(11,103)	(11,106)
Accretion of Redeemable Preferred Stock	-	-	-	-	(704)	-	(704)	-	(704)	-
Preferred Stock Dividends	-	-	-	-	(324)	-	(324)	-	(324)	-
Foreign currency translation adjustment	-	-	-	-	-	95	95	-	95	95
Conversion of preferred stock and related dividend payments made in Class A Common Stock	20,441	2	2,748	-	-	-	2,750	-	2,750	-
Share-based compensation to CFO	2,000	—	300	(75)	-	-	225	-	225	-
Balance at December 25, 2009	83,364	$8	$35,569	$(75)	$9,187	$13,405	$58,094	$125	$58,219	$(11,011)
Net income (loss)	-	-	-	-	(9,011)	-	(9,011)	3	(9,008)	(9,011)
Accretion of Redeemable Preferred Stock	-	-	-	-	(282)	-	(282)	-	(282)	-
Preferred Stock Dividends	-	-	-	-	(115)	-	(115)	-	(115)	-
Foreign currency translation adjustment	-	-	-	-	-	2,013	2,013	-	2,013	2,013
Conversion of preferred stock and related dividend payments made in Class A Common Stock	16,636	1	1,706	-	-	-	1,707	-	1,707	-
Share-based compensation to CFO	-	-	-	75	-	-	75	-	75	-
Balance at December 25, 2010	100,000	$9	$37,275	$-	$(221)	$15,418	$52,481	$128	$52,609	$(6,998)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,011)	$(11,106)
Adjustments to reconcile net income loss to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	4,411	1,541
Provision for inventory reserve	17	460
Depreciation and amortization of land use rights	2,170	1,788
Loss on sale of machinery and equipment	1,027	215
Gain (loss) on fair value adjustments to embedded derivatives	619	(177)
Stock-based compensation expense	75	225
Changes in operating assets and liabilities:
Accounts receivable	(4,118)	(6,073)
Deposits and prepayments	(5,661)	7,781
Inventories	3,906	12,215
Due from related companies	900	30
Accounts payable	803	(178)
Other payables and accruals	373	(1,732)
Taxes payable	(17)	(108)
Deferred tax asset	350	(350)
Net cash (used in) provided by operating activities	(4,156)	4,531

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	2,240	5,848
Purchases of property, machinery and equipment	(237)	(11,963)
Proceeds from refund of land lease prepayment	723	—
Net cash provided by (used in) investing activities	2,726	(6,115)

Cash flows from financing activities:
Payment for preferred stock redemption	(2)	—
Proceeds from shareholder loan	216	916
(Repayment to) joint venture partners	(38)	(305)
Net cash provided by financing activities	176	611
Impact of foreign currency translation on cash	570	30
Net (decrease) in cash and cash equivalents	(684)	(943)
Cash and cash equivalents at the beginning of the period	3,440	4,383
Cash and cash equivalents at the end of the period	$2,756	$3,440

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$1,572	$3,007

Dividend payments on preferred stock in the form of common stock	$144	$376

Supplemental disclosure of cash flows information:

Income taxes paid	$23	$374

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

New Dragon Asia Corporation, a corporation incorporated in the State of Florida, is principally engaged in the milling, sale and distribution of flour and related products, including instant noodles and soybean-derived products, to retail and wholesale customers throughout China through its foreign subsidiaries in China (collectively the “Company”). The Company is headquartered in Shandong Province, the People’s Republic of China (“PRC”) and has eight manufacturing plants in Yantai, Beijing, Penglai and Chengdu.

Details of the subsidiaries are as follows:

Name	Domicile and date of incorporation	Paid-in capital		Percentage of ownership		Principal activities

Mix Creation Limited (“MC”)	The British Virgin Islands November 7, 1997	US$	1,500,000	100%		Investment holding

Rich Delta Limited (“RD”)	The British Virgin Islands October 28, 1998	US$	1,000,000	100%		Investment holding

Hero Treasure Limited (“HT”)	The British Virgin Islands April 19, 2004	US$	1	100%		Investment holding

Keen General Limited (“KG”)	The British Virgin Islands July 20, 1998	US$	1,500,000	100%		Investment holding

Delta Link Limited (“DL”)	The British Virgin Islands October 29, 1998	US$	1	100%		Investment holding

New Dragon Asia Flour (Yantai) Company Limited (“NDAFLY”)	The PRC August 13, 1999	RMB	28,500,000	90	% (a)	Manufacture, marketing and distribution of flour

New Dragon Asia Food (Yantai) Company Limited (“NDAFY”)	The PRC December 24, 1998	RMB	17,462,000	90	% (b)	Manufacture, marketing and distribution of instant noodles

New Dragon Asia Food (Sanhe) Company Limited (“NDAFS”)	The PRC December 25, 1998	RMB	51,191,432	79.64	% (b)	Manufacture, marketing and distribution of instant noodles

Penglai New Dragon Jin Qiao Food Company Limited (“PNDJQ”)	The PRC December 5, 2003	US$	850,000	100%		Manufacture, marketing and distribution of flour

New Dragon Asia (Longkou) Packing Materials Company Limited (“NDALPM”)	The PRC January 10, 2006	US$	3,600,000	100%		Manufacture and sale of packing materials

New Dragon Asia (LongKou) Food Company Limited (“NDALS”)	The PRC March 17, 2005	RMB	16,996,980	100%		Manufacture, marketing and distribution of soybean products

Shandong Xinlongya Industry and Trade Company Limited (“SXDC”)	The PRC September 27, 2005	US$	404,400	100%		Marketing and distribution of instant noodles, flour and soybean products

New Dragon Asia Food (Chengdu) Company Limited (“NDAFC)	The PRC February 24, 2006	RMB	17,430,000	90%		Manufacture, marketing and distribution of instant noodles

(a) NDAFLY is a contractual joint venture established in the PRC to be operated for 50 years until August 13, 2049. In September 2000, MC contributed 90% of the registered capital to NDAFLY. Under the joint venture agreement dated June 1, 1999 and the supplemental agreement dated June 26, 1999, the Chinese joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFLY effective from June 26, 1999. In view of the profit sharing arrangement, NDAFLY is regarded as 100% owned by the Company. The annual fee has been charged to General and Administrative Expenses for the years ended December 25, 2010 and 2009.

(b) NDAFY and NDAFS are contractual joint ventures established in the PRC to be operated for 50 years until December 24, 2048. In March 1999, RD contributed 90% of the registered capital to NDAFY, while KG contributed 79.64% of the registered capital to NDAFS. Under the joint venture agreements dated November 28, 1998 and the supplemental agreement dated December 26, 1998, the PRC joint venture partner is entitled to receive a pre-determined annual fee and is not responsible for any profit or loss of NDAFY and NDAFS effective from December 26, 1998. In view of the profit sharing arrangements, NDAFY and NDAFS are regarded as 100% owned by the Company. The annual fees have been charged to General and Administrative Expenses for the years ended December 25, 2010 and 2009.

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

The consolidated financial statements have been prepared in accordance with ASC Topic 810.  These Consolidated Financial Statements for interim periods are unaudited.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for their fair presentation.  The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  The preparation of financial statements in conformity with ASC Topic 810 requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowance, and inventory reserves. Although management believes these estimates and assumptions are adequate and reasonable under the circumstances, actual results could differ from those estimates.

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

The pricing models the Company uses for determining fair values of its derivatives are a combination of the Black-Scholes and Binomial Pricing Models. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net earnings. The Company has obtained a valuation report from a valuation firm to support its estimates as of December 25, 2010 and 2009.

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

The following table presents the embedded derivatives, the Company’s only financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and its level within the fair value hierarchy during the years ended December 25, 2010 and 2009:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of December 25, 2010	$—	$—	$678	$678
Embedded derivative liabilities as of December 25, 2009	$—	$—	$76	$76

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

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. Such losses have been estimated and recorded at $4,609 and $1,551 for the years ended December 25, 2010 and 2009. To reduce credit risk, the Company performs periodic credit valuations of its customers.

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

Assessments of whether there has been a permanent impairment in the value of property, machinery and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  The Company has made adequate provision for the impairment occurred as of December 25, 2010.

Land use rights

Land use rights are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the contractual lives ranging from 27 to 50 years.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes” and FIN 48 “Uncertainty in Income Taxes”). Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company accounts, for uncertainty in tax positions, under the requirement of ASC 740.

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

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi. However, the Company reports in U.S. dollars.  The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with ASC Topic 830-20, “Foreign Currency Transactions” (formerly SFAS 52, “Foreign Currency Translation”). All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statements of Operations amounts have been translated using the average exchange rate for the year. At December 25, 2010, the revenues and expenses of the Company were translated to U.S. dollars based on an average rate of US$1.00 = RMB 6.7721 and the assets and liabilities of the Company maintained in Renminbi translated to U.S. dollars at US$1.00 = RMB 6.6371. The foreign currency translation adjustment of $15,418 and $13,405 have been reported as comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income for 2010 and 2009.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC Topic 260, “Earnings per Share” (formerly SFAS 128, “Earnings per Share”).  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 28,953 of voided shares and shares on an “as converted” basis for the Redeemable Convertible Preferred stock are potential dilutive shares at December 25, 2010, which were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive. The voided shares represent shares from conversions of Redeemable Convertible Preferred stock during the year that exceeded the Companies authorized shares.  Approximately 27,091 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended December 25, 2009 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

Warrants to purchase totaling 6,126,645 shares of Class A Common Stock at weighted average exercise price $1.3889 per share were outstanding as of December 25, 2010, but were excluded from the calculation of diluted earnings per share because the effects of stock warrants and stock options were anti-dilutive. Warrants to purchase totaling 6,482,895 shares of Class A Common Stock at weighted average exercise price $1.4093 per share and options to purchase totaling 6,000,000 shares of Class A Common Stock at weighted average exercise price $1.82 per share were outstanding as of December 25, 2009, but were excluded from the calculation of diluted earnings per share because the effects of stock warrants and stock options were anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the year ended December 25, 2010 and 2009 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Year Ended December 25,
	2010			2009
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Earnings per share – basic

Loss attributable to common stockholders	$(9,405)	96,521	$(0.10)	$(12,131)	73,016	$(0.17)
Effect of dilutive securities
Redeemable Convertible Preferred Stock	—	—		—	—
Options and Warrants	—	—		—	—
Earnings per share – diluted
Loss attributable to common stockholders	$(9,405)	96,521	$(0.10)	$(12,131)	73,016	$(0.17)

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Accounts receivable	$20,689	$16,162
Less: Allowance for doubtful accounts	(7,170)	(2,725)
	$13,519	$13,437

The activity in the Company’s allowance for doubtful accounts is summarized as follows:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Balance at the beginning of the year	$2,725	$1,184
Add: provision during the year	4,609	1,551
Less: write-offs during the year	(164)	(10)
Balance at the end of the year	7,170	$2,725

NOTE 5. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Deposits for raw materials	$8,417	$4,794
Prepayments and advances	2,849	838
Land lease prepayment	257	—
	$11,523	$5,632

NOTE 6. INVENTORIES

Inventories consist of the following:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Raw materials (including packing materials)	$9,360	$13,488
Finished goods	1,494	1,490
	10,854	14,978
Less: Inventory reserve	(7)	(512)
	$10,847	$14,466

The activity in the Company’s provision for inventory reserve is summarized as follows:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Balance at the beginning of the year	$512	$565
Add: provision during the year	17	510
Less: write-offs during the year	(522)	(563)
Balance at the end of the year	$7	$512

NOTE 7. DUE FROM RELATED COMPANIES

Due from related companies consist of the following:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Xinlong Asia Food (Dalian) Co., Ltd.*	—	899
Xinlong Asia Food (Luoyang) Co., Ltd.*	54	53
Due from affiliated companies for sales	$54	$952

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 8. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consist of the following:

	Useful Life	December 25, 2010	December 25, 2009
	(In years)	(In thousands)	(In thousands)
Buildings	40	$13,701	$13,437
Machinery and equipment	5- 12	22,687	23,680
Construction in process		400	2,397
		36,788	39,514
Less: Accumulated depreciation and amortization		(10,169)	(9,251)
		$26,619	$30,263

Depreciation and amortization expense was approximately $918,000, and $1,581,000 for the years ended December 25, 2010 and 2009, respectively.

The Company has prepaid $2.24 million to the plant contractor Longkou Ceriolfood Group Co.(“Longkou Ceriolfood”) as of December 25, 2009 for building the plant facilities on that piece of land (see Note 9) where its facilities should stand.  The Company has tried its effort for more than one year but has not obtained the land use right of the respective piece of land. As of November 20, 2010, the Company entered into an agreement with Longkou Ceriolfood for the refund of the construction deposit and a continued operating lease from the owner of the plant up to April 30, 2013 with an annual rental fee of approximate $172,000. As of December 25, 2010, the Company has obtained a refund of $2.24 million construction deposit.

NOTE 9. LAND USE RIGHTS

Land use rights consist of the following:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Land use rights	$4,109	$5,256
Less: Accumulated amortization	(1,257)	(924)
Reclassify to land lease prepayment	(257)	—
	$2,595	$4,332

Private ownership of land is not allowed in Mainland China. Rather, entities acquire the right to use land for a designated term. As of December 25, 2010 and 2009, the land use rights consisted of five and six parcels of land located in Mainland China held under land use rights of 27 to 50 years through 2013 to 2047.

Amortization expense was approximately $333,000 and $203,000 for the years ended December 25, 2010 and 2009, respectively.

The Company has prepaid $2.12 million to the owner of the piece of land, Longkou Ceriolfood with an expectation of transfer of respective land use right from the owner. The Company has tried for 3 years but the transfer of the land use right has not been completed. As of November 20, 2010, the Company entered into a supplemental agreement with Longkou Ceriolfood for changing the terms of land use as an operating land lease since May 1, 2006 up to April 30, 2013 with an annual rental fee of approximate $138,000. As of December 25, 2010, the Company has obtained a refund of $723,207 for the land use change.

NOTE 10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consist of the following:

	December 25, 2010	December 25, 2009
	(In thousands)	(In thousands)
Deposits from customers	$613	$465
Accruals for payroll, bonus and benefits	519	413
Utilities and accrued expenses	1,341	1,184
	$2,473	$2,062

NOTE 11. TAXATION

The PRC subsidiaries within the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The group companies that are incorporated under the International Business Companies Act of the British Virgin Islands are exempt from payment of the British Virgin Islands income tax.

For the years ended December 25, 2010 and 2009, substantially all of the Company’s income was generated in the PRC, which is subject to PRC income taxes at rates of 24% to 25%. Two of the PRC subsidiaries of the Company are eligible to be exempt from income taxes for a two-year period commencing with the year in which their operations are profitable and then subject to a 50% reduction in income taxes for the next three years, starting from their first profitable year. Several PRC subsidiaries receive preferential tax rates in regions in which they operated and are also entitled to partial tax refunds from those tax bureaus.

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of December 25, 2010 and 2009, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

A reconciliation of the provision for income taxes determined at the statutory average state and local income tax rate to the Company’s effective income tax rate is as follows:

	2010	2009
Expected tax provision (benefit)	(25)%	(25)%
Non deductible expenses:
Impairment for fixed assets and intangible assets	—	(1)%
Change in fair value of derivatives	2%	—
Expenses outside of China	2%	2%
Governmental tax rate effects:
Prepayment of income tax	25%	27%
Effective tax rate	4%	3%

Accounting for Uncertainty in Income Taxes

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2010 and 2009, the tax years, which remain subject to examination by major tax jurisdictions (PRC) as of December 31, 2010.

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of December 25, 2010, all of the warrants issued to the placement agent have been exercised cashless, and all Series A Preferred Stock have been converted into 12,881,540 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of December 25, 2010, 8,881 shares of Series B Preferred Stock have been converted into 31,306,750 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousands)
2009
Series A	399	$399
Series B	3,095	3,095
Less: unamortized discount	-	(486)
Balance December 25, 2009	3,494	$3,008

2010
Series A	—	$—
Series B	1,742	1,742
Less: unamortized discount	—	(1,065)
Add: adjustment for quarterly redemption reversion	—	1,065
Balance December 25, 2010	1,742	$1,742

The $1,742 includes a liability for shares issued on conversion that exceeded the authorized shares of approximately $800. Derivatives related to the excess shares are included in the derivative liability.

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. Our common stock price ranged from a low of $0.03 to a high $0.08 during last six months of 2010. We were required to report a change of $619 as loss on the embedded derivative liability in other income on our statement of operations for the year ended December 25, 2010 and a change of $177 as gain for 2009.

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

	Warrants	Embedded Conversion Feature
Expected life (in years)	Remaining term at valuation date	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	125% to 130%	130%
Risk-free interest rate	0.21% to 0.28%	0.07%
Dividend yield	0	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2008	$287
Gain on change in value of derivatives during the period	(177)
Conversion of 3,007 shares of Series A & B Preferred Stock to common stock during 2009	(34)
Fair Value at December 25, 2009	$76
Loss on change in value of derivatives during the period	619
Conversion of 1,752 shares of Series A & B Preferred Stock to common stock during 2010	(17)
Fair Value at December 25, 2010	$678

NOTE 13. COMMON STOCK

During the years ended December 25, 2010 and 2009, 399 shares and 532 shares of Series A Preferred Stock have been converted into 4,143,666 shares and 2,916,525 shares of Class A Common Stock respectively.

During the years ended December 25, 2010 and 2009, 1,353 shares and 3,015 shares of Series B Preferred Stock have been converted into 11,136,072 shares and 13,973,033 shares of Class A Common Stock respectively.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The market value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009 and $75,000 for the year ended December 25, 2010.

NOTE 14. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2009	6,482,895	1.4093
Issued	—	—
Exercised	—	—
Expired	356,250	1.76
Outstanding at December 25, 2010	6,126,645	1.3889

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
Warrants exercisable at December 25, 2010	6,126,645

As of December 25, 2010, these warrants had no intrinsic value.

NOTE 15. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The fair value of such common shares was $300,000. The Company recognized $225,000 as compensation expense for the year ended December 25, 2009 and $75,000 for the year ended December 25, 2010.

NOTE 16. COMMITMENTS AND CONTINGENCIES

(a) Annual fees

Under the supplementary joint venture agreements, the Company has committed to pay predetermined annual fees of $129,000 to the Chinese joint venture partners for each of the years in the period from December 26, 1998 to 2049 as long as the joint venture continues to operate. As of December 25, 2010, total commitments under these arrangements were as follows (in thousands):

2011	129
2012	129
2013	129
2014	129
2015	129
Thereafter	4,270
Total	$4,915

(b)  Void Share Issuance in 2010

During the year of 2010, 19,509,894 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.  Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of December 25, 2010, this obligation results in a potential commitment to buy back shares amounting to approximately $800,000, plus the expenses associated with administering such claims.

Accordingly, the Company has proposed in the coming shareholders’ meeting to increase the authorized shares to 119,509,894 in order to cover the excess shares issued. Should the shareholders’ resolution be not approved, the Company might need to buy from the market 19,509,894 shares amounting to approximately $800,000 using the latest market price of $0.04 per share. The over issuance of shares at December 25, 2010 was resulted from a conversion of Preferred Stock and the payment of dividends on the Preferred Stock in shares of Class A Common Stock on July 5 and October 5, 2010. For financial statement purpose the Company has presented the equivalent shares of preferred stock as still outstanding and accounted for the unexercisable conversion feature as part of the derivative liability.

The Company has also planned to propose a reverse split of its Class A common stock at a ratio of 100 for 1. If the reverse split were approved by the shareholders’ meeting, the total amount of outstanding common shares would reduce and the stock price would increase accordingly. However, there is no assurance that the reverse split will be approved. As such, the Company has not retroactively reflected the reverse split in the financial statements as at December 25, 2010.

(c) Operating Lease
The operating lease commitment of the Company was approximate $401,727.

NOTE 17. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between the New Dragon Asia Corp. and related companies are summarized below (in thousands):

	2010	2009

Pre-determined annual fees charged by joint venture partners:
Shandong Longfeng Group Company (a)	$27	$26
Shandong Longfeng Flour Company Limited (b)	48	47
	$75	$73

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Subsidiary(ies) of Shandong Longfeng Group Company.

Loans from the major shareholder New Dragon Asia Food Limited are for working capital are unsecured and bear no interest, is payable if requested, and funds are available. The Company and the major shareholder have agreed that no repayments will take place in 2011. The joint venture partner’s amounts are similar to the condition of New Dragon Asia Food Limited loans and no repayment is expected in 2011.

NOTE 18. CONDENSED GEOGRAPHIC FINANCIAL INFORMATION

Condensed balance sheet information as of December 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$2,683	$73	2,756
- Others	65,137	20	65,157
Total Assets	67,820	93	67,913
Liabilities	8,674	4,888	13,562
Non-controlling interests	128	—	128
Intercompany	14,774	(14,774)	—
Equity	39,787	12,822	52,609

Assets located outside of China consist primarily of cash and cash equivalents.  Liabilities located outside of China consist primarily of non-interest loans from the parent company.

Condensed statement of operation information for the year ended December 25, 2010 consisted of the following (in thousands):

	Inside China	Outside China	Total

Net revenue	$27,372	$—	$27,372
Cost of goods sold	(27,416)	—	(27,416)
General and administrative expenses	(7,577)	(682)	(8,259)
Loss from operation	(8,484)	(682)	(9,166)
Other income (expenses)	1,159	(620)	539
Provision for income taxes	(384)	—	(384)
Net loss	(7,706)	(1,302)	(9,008)

See Note 23 for condensed parent company financial information.

Condensed balance sheet information as of December 25, 2009 consisted of the following (in thousands):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$3,366	$74	$3,440
- Others	69,045	37	69,082
Total Assets	72,411	111	72,522
Liabilities	8,050	3,245	11,295
Non-controlling interests	125	—	125
Intercompany	14,360	(14,360)	—
Equity	45,481	12,738	58,219

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

	2010	2009
	(In thousands)
Net revenue:
Instant noodles	$6,215	$3,913
Flour	15,575	12,982
Soybean	5,582	6,322
	$27,372	$23,217

Income (loss) from operations:
Instant noodles	$(2,610)	$(1,773)
Flour	(5,431)	(5,087)
Soybean	(1,125)	(1,766)
	$(9,166)	$(8,626)

Depreciation and amortization:
Instant noodles	$532	$783
Flour	267	370
Soybean	452	547
	$1,251	$1,700

Identifiable long-term assets:
Instant noodles	$12,096	$17,510
Flour	7,225	8,268
Soybean	9,947	9,769
	$29,268	$35,547

NOTE 20. MAJOR CUSTOMERS

No single customer accounted for more than 5% of sales for the years ended December 25, 2010 and 2009.

NOTE 21. RETIREMENT PLAN

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. Commencing from January 1, 2002, the Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 6% of his/her basic salary. For the years ended December 25, 2010 and 2009, contributions made by the Company were approximately $666,000 and $648,000, respectively.

NOTE 22. SUBSEQUENT EVENTS

There has been a proxy statement for the forthcoming shareholders' meeting scheduled on May 13, 2011 to vote for the following items:

1.
To increase the authorized shares to 119,509,894 in order to cover the excess shares issued. Should the shareholders’ resolution be not approved, the Company might need to buy from the market 19,509,894 shares amounting to approximately $800,000 using the latest market price of $0.04 per share;

2.
To effect a reverse split of the Class A common stock at a ratio of 1 for 100 as the Company failed to satisfy certain of AMEX's continued listing standards. Specifically, Section 1003(f)(v) of the NYSE Amex Company Guide provides that AMEX may delist a security when it sells for a substantial period of time at a low price per share, if the issuer shall fail to effect a reverse split of such shares within a reasonable time after being notified that AMEX deems such action to be appropriate under all the circumstances;

3.	To elect six (6) directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

4.	To ratify the appointment of Parker Randall CF (H.K.) CPA Limited (“Parker Randall”), as the Company’s independent registered public accounting firm; and

5.	To transact any other business as may properly be presented at the Annual Meeting or any adjournment or postponement thereof.

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

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY BALANCE SHEETS

(Amounts in thousands, except share data)

	December 25, 2010	December 25, 2009
ASSETS

Current assets:
Cash and cash equivalents	$73	$74
Other receivable	20	20
Deferred expenses, net	—	17
Total current assets	93	111

Investment in and advances to subsidiaries	59,018	64,714
Total assets	$59,111	$64,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables and accruals	$983	$796
Dividend payable on preferred shares	32	61
Embedded derivatives at fair value	678	76
Total current liabilities	1,693	933

Due to New Dragon Asia Food Limited	3,195	2,790

Total liabilities	4,888	3,723

Series A & B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares – 5,000,000 Issued and outstanding – 1,742 shares and 3,494 shares at December 25, 2010 and 2009, respectively	1,742	3008

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value:
Authorized shares – 100,000,000
Issued and outstanding – 100,000,000 in 2010 and 83,364,229 in 2009	9	8
Class B Common Stock, $0.0001 par value:
Authorized shares – 2,000,000 – none issued and outstanding	—	—
Additional paid-in capital	37,275	35,569
Deferred stock compensation	—	(75)
Retained earnings	(221)	9,187
Accumulated other comprehensive income	15,418	13,405
Total stockholders’ equity	52,481	58,094
Total liabilities and stockholders’ equity	$59,111	$64,825

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the years ended December 25,
	2010	2009

General and administrative expenses	$(682)	$(1,090)
Loss from operations	(682)	(1,090)
Other income:

Gain (loss) on fair value adjustments to embedded derivatives	(619)	177
Other expenses	(1)	—
Total parent only gain (loss)	(1,302)	(913)
Equity in subsidiary earnings, net of taxes	(7,706)	(10,190)
Net loss	$(9,008)	$(11,103)
Accretion of redeemable preferred stock	(282)	(704)
Preferred stock dividends	(115)	(324)
Loss attributable to common stockholders	$(9,405)	$(12,131)

 NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 25,
	2010	2009
Cash flows from operating activities:
Total parent only gain (loss)	$(1,302)	$(913)
Adjustments to reconcile total parent only gain (loss) to net cash used in operating activities:
Loss (gain) on fair value adjustments to embedded derivatives	619	(177)
Stock-based compensation expense	75	225
Changes in operating assets and liabilities:
Other receivable	17	9
Other payables and accruals	187	34
Net cash used in operating activities	(404)	(822)

Cash flows from investing activities:
Investment and advances to subsidiaries	(1,213)	26
Net cash provided by (used in) investing activities	(1,213)	26

Cash flows from financing activities:
Preferred Stock Redemption	(2)	—
Increase in due to parent company	405	850
Net cash provided by financing activities	403	850
Foreign currency translation adjustment	1,213	26
Net increase (decrease) in cash and cash equivalents	(1)	28
Cash and cash equivalents at the beginning of the period	74	46
Cash and cash equivalents at the end of the period	$73	$74

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of December 18, 2001 (incorporated herein by reference from our filing on the Definitive Proxy 14/A filed on October 11, 2001).

3.1	Amended Articles of Incorporation (incorporated herewith by reference to Exhibit 3.1 to our Definitive Proxy 14/A filed on October 11, 2001).

3.2	By-laws (incorporated herewith by reference to Exhibit 3.2 to our Definitive Proxy 14/A filed on October 11, 2001).

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.