Form 10-Q
period 2011-03-25
NEW DRAGON ASIA CORP
filed 2011-05-05
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2011

or

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

The number of shares of Class A Common Stock outstanding as of April 30, 2011 was 100,000,000.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2011

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of March 25, 2011 (unaudited) and December 25, 2010	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 25, 2011 and 2010	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) for the three months ended March 25, 2011 and the year ended December 25, 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 25, 2011 and 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	(Removed and Reserved)	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		29

EXHIBITS

PART I: FINANCIAL INFORMATION

 Item 1. Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 25, 2011	December 25, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,575	$2,756
Accounts receivable, net	12,830	13,519
Deposits and prepayments, net	9,453	11,523
Inventories, net	8,705	10,847
Total current assets	36,563	38,645

Property, machinery and equipment, net	26,612	26,619
Land use rights, net	2,619	2,595
Due from related companies	55	54
Total assets	$65,849	$67,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,335	$5,773
Other payables and accruals	2,363	2,473
Taxes payable	160	169
Embedded derivatives, at fair value	597	678
Total current liabilities	6,455	9,093

Due to shareholder	4,290	4,031
Due to joint venture partners	462	438
Total liabilities	11,207	13,562
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –1,742 shares and 1,742 shares at March 25, 2011 and December 25, 2010, respectively	1,742	1,742

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 100,000,000 Issued and outstanding – 100,000,000 at March 25, 2011 and 100,000,000 at December 25, 2010	9	9
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	--	--
Additional paid-in capital	37,275	37,275
Retained earnings	(775)	(221)
Accumulated other comprehensive income	16,262	15,418
Total NWD stockholders’ equity	52,771	52,481

Non-controlling interest	129	128
Total equity	52,900	52,609
Total liabilities and stockholders’ equity	$65,849	$67,913

 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 25,
	2011	2010

Net revenue	$6,883	$6,046
Cost of goods sold	(6,388)	(6,023)
Gross profit (loss)	495	23
Selling and distribution expenses	(247)	(177)
General and administrative expenses	(836)	(2,092)
Loss from operations	(588)	(2,246)
Other income (expense):
Other expenses	(17)	(334)
Interest income	1	--
Gain on fair value adjustments to embedded derivatives	81	10
Loss before income taxes and non-controlling interests	(523)	(2,570)
Provision for income taxes	(1)	(1)
Net loss	(524)	(2,571)
Net loss attributable to non-controlling interest	1	--
Net loss attributable to controlling interest	$(523)	$(2,571)
Accretion of Redeemable Preferred Stock	--	(117)
Preferred Stock Dividends	(30)	(48)
Loss attributable to common stockholders	$(553)	$(2,736)

Earnings per common share
Basic	$(0.006)	$(0.03)
Diluted	$(0.006)	$(0.03)
Weighted average number of common shares outstanding
Basic	100,000	89,248
Diluted	100,000	89,248

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

						Accumulated	Total
	Class A Common		Additional	Deferred		Other	NWD	Non
	Stock	Shares	Paid-in	Stock	Retained	Comprehensive	Stockholders’	Controlling	Total	Comprehensive
	Amount		Capital	Compensation	Earnings	Income	Equity	Interests	Equity	Income

Balance at December 25, 2009	83,364	$8	$35,569	$(75)	$9,187	$13,405	$58,094	$125	$58,219	$(11,011)
Net loss	-	-	-	-	(9,011)	-	(9,011)	3	(9,008)	(9,011)
Accretion of Redeemable Preferred Stock	-	-	-	-	(282)	-	(282)	-	(282)	-
Preferred Stock Dividends	-	-	-	-	(115)	-	(115)	-	(115)	-
Foreign currency translation adjustment	-	-	-	-	-	2,013	2,013	-	2,013	2,013
Conversion of preferred stock and related dividend payments made in Class A Common Stock	16,636	1	1,706	-	-	-	1,707	-	1,707	-
Share-based compensation to CFO	-	-	-	75	-	-	75	-	75	-
Balance at December 25, 2010	100,000	$9	$37,275	$-	$(221)	$15,418	$52,481	$128	$52,609	$(6,998)
Net loss	-	-	-	-	(524)	-	(524)	1	(523)	(524)
Preferred Stock Dividends	-	-	-	-	(30)	-	(30)	-	(30)	-
Foreign currency translation adjustment	-	-	-	-	-	844	844	-	844	844
Balance at March 25, 2011（Unaudited）	100,000	$9	$37,275	$-	$(775)	$16,262	$52,771	$129	$52,900	$320

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three months ended March 25,
	2011	2010
Cash flows from operating activities:
Net loss	$(523)	$(2,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	562	1,460
Provision for inventory reserve	13	25
Depreciation and amortization of land use rights	522	412
Loss on sale of machinery and equipment	--	120
Gain on fair value adjustments to embedded derivatives	(81)	(10)
Stock-based compensation expense	--	75
Non-controlling interests	(1)	--
Changes in operating assets and liabilities:
Accounts receivable	280	(1,939)
Deposits and prepayments	2,183	77
Inventories	2,233	1,562
Accounts payable	(2,478)	210
Other payables and accruals	(168)	69
Taxes payable	(11)	190
Net cash provided by (used in) operating activities	2,531	(320)

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	--	15
Purchases of property, machinery and equipment	(22)	(5)
Net cash provided by (used in) investing activities	(22)	10

Cash flows from financing activities:
Proceeds from shareholder loan	208	32
Proceeds from joint venture partners	18	13
Net cash provided by financing activities	226	45
Impact of foreign currency translation on cash	84	217
Net increase (decrease) in cash and cash equivalents	2,819	(48)
Cash and cash equivalents at the beginning of period	2,756	3,440
Cash and cash equivalents at the end of period	$5,575	$3,392

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$--	$752

Dividend payments on preferred stock in the form of common stock	$--	$64

Supplemental disclosure of cash flows information:

Income taxes paid	1	--

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

The Company has determined that the conversion features of its redeemable convertible preferred stock and warrants to purchase common stock are derivatives that the Company is required to account for as if they were free-standing instruments. The Company has also determined that it is required to designate these derivatives as liabilities in its financial statements. As a result, the Company reports the value of these embedded derivatives as current liabilities on its balance sheet and reports changes in the value of these derivatives as non-operating gains or losses on its statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in the statement of operations and resulting adjustments to the associated liability amounts reflected on the balance sheet) on a quarterly basis, and is based on the market value of the Company’s common stock. Due to the nature of the required calculations and the large number of shares of the Company’s common stock involved in such calculations, changes in the Company’s common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on the Company’s statement of operations. The Company has also recorded a derivative for the effect of having issued shares in excess of the authorized shares.

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

The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended March 25, 2011 and 2010:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of March 25, 2011	$--	$--	$597	$597
Embedded derivative liabilities as of March 25, 2010	$--	$--	$62	$62

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

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of March 25, 2011 consisted of the following (in thousands, unaudited):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$5,562	$13	$5,575
- Others	60,254	20	60,274
Total assets	65,816	33	65,849
Liabilities, excluding Series A and B Redeemable Convertible Preferred Stock	6,174	5,033	11,207
Equity	40,286	12,614	52,900

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the three months ended March 25, 2011 consisted of the following (in thousands, unaudited):

	Inside China	Outside China	Total

Net revenue	$6,883	$--	$6,883
Cost of goods sold	(6,388)	--	(6,388)
General and administrative expenses	(582)	(254)	(836)
Loss from operations	(334)	(254)	(588)
Provision for income taxes	(1)	--	(1)
Other income (expense)	(16)	81	65
Net loss attributable to controlling interest	(350)	(173)	(523)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance generally accepted accounting principles.  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 28,953 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended March 25, 2011 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 23,192 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the year ended March 25, 2010 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three months ended March 25, 2011 and 2010 is based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data, unauidted):

	Three Months Ended March 25,
	2011			2010
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Earnings per share – basic
Loss available to common stockholders	$(553)	100,000	$(0.006)	$(2,736)	89,248	$(0.03)
Effect of dilutive securities
Redeemable convertible preferred stock	--	--		--	--
Options and warrants	--	--		--	--

Earnings per share – diluted	$(553)	100,000	$(0.006)	$(2,736)	89,248	$(0.03)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Accounts receivable	$20,245	$20,689
Less: Allowance for doubtful accounts	(7,415)	(7,170)
	$12,830	$13,519

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Balance at the beginning of the period	$7,170	$2,725
Add: provision during the period	650	4,609
Less: write-offs during the period	(405)	(164)
Balance at the end of the period	$7,415	$7,170

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Deposits for raw materials	$7,413	$8,417
Prepayments and advances	1,818	2,849
Land lease prepayment	222	257
	$9,453	$11,523

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Raw materials (including packing materials)	$7,748	$9,360
Finished goods	977	1,494
	8,725	10,854
Less: Inventory reserve	(20)	(7)
	$8,705	$10,847

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Balance at the beginning of the period	$7	$512
Add: provision during the period	13	17
Less: write-offs during the period	--	(522)
Balance at the end of the period	$20	$7

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Xinlong Asia Food (Luoyang) Co., Ltd.*	$55	$54
Due from related companies for sales	$55	$54

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	March 25, 2011	December 25, 2010
	(In years)	(Unaudited)

Buildings	40	$13,867	$13,701
Machinery and equipment	5 - 12	22,948	22,687
Construction in process		474	400
		37,289	36,788
Less: Accumulated depreciation and amortization		(10,677)	(10,169)
		$26,612	$26,619

Depreciation and amortization expense was approximately $508,000 and $386,000 for the three months ended March 25, 2011 and 2010.

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Land use rights	$3,250	$3,206
Less: Accumulated amortization	(631)	(611)
	$2,619	$2,595

Amortization expense was approximately $14,000 and $26,000 for the three months ended March 25, 2011 and 2010.

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	March 25, 2011	December 25, 2010
	(Unaudited)

Deposits from customers	$770	$613
Accruals for payroll, bonus and benefits	293	519
Utilities and accrued expenses	1,300	1,341
	$2,363	$2,473

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 11, 2005, the Company issued 6,000 shares of Series A 7% Redeemable Convertible Preferred Stock (“Series A Preferred Stock”); initially convertible into an aggregate of 6,315,789 shares of Class A Common Stock at a conversion price of $0.95 per share, raising $6 million in gross proceeds. Six-year warrants to purchase an aggregate of 3,157,895 shares of Class A Common Stock at an exercise price of $1.04 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 378,947 shares of Class A Common Stock at an exercise price of $1.04 share were also issued. As of March 25, 2011, all of the warrants issued to the placement agent have been exercised cashless, and all Series A Preferred Stock have been converted into 12,881,540 shares of Class A Common Stock.

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of March 25, 2011, 8,881 shares of Series B Preferred Stock have been converted into 31,306,750 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousands)
2010
Series A	--	$--
Series B	1,742	1,742
Less: unamortized discount	--	(1,065)
Add: adjustment for quarterly redemption reversion	--	1,065
Balance December 25, 2010	1,742	$1,742
Balance March 25, 2011(Unaudited)	1,742	$1,742

The $1,742 includes a liability for shares issued on conversion that exceeded the authorized shares of approximately $1,023, an amount equal to their face value if they hadn’t been converted. Derivatives related to the excess shares are included in the derivative liability.

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We were required to report a change of $81 and $10 as gain on the embedded derivative liability in other income on our statement of operations for the three months ended March 25, 2011 and 2010, respectively.

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

Embedded Conversion Feature
Expected life (in years)	Remaining Term to conversion or redemption date at each valuation date
Expected volatility	196.61%
Risk-free interest rate	0.09%
Dividend yield	0

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

The changes in the derivative liabilities during the period are as follows:

Fair Value at December 25, 2009	$76
Loss on change in value of derivatives during the period	619
Conversion of 1,752 shares of Series A & B Preferred Stock to common stock during 2010	(17)
Fair Value at December 25, 2010	$678
Gain on change in value of derivatives during the period	(81)
Fair Value at March 25, 2011(Unaudited)	$597

Note 14.  Void Share Issuances in 2010

During 2010, 19,509,894 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.   Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of March 25, 2011, this obligation results in a potential commitment to buy back shares amounting to approximately $800,000, plus the expenses associated with administering such claims. The Company has recorded the liability in the Redeemable Convertible Preferred Stock account where the shares were converted from and that contractual obligation could not be satisfied except with redemption or conversion to valid shares,

Accordingly, the Company has proposed in the shareholders’ meeting scheduled to be held on May 13, 2011 to increase the authorized shares to 119,509,894 in order to cover the excess shares issued. Should the shareholders’ resolution be not approved, the Company might need to buy from the market 19,509,894 shares amounting to approximately $800,000 using the latest market price of $0.04 per share. The Company has provided a derivative for the variability of the stock price for the voided shares.

Upon completion of the amendments to its Articles, the Company expects to complete the over-due redemption of the Series B Redeemable Convertible Preferred Stock with additional shares of Class A common stock, to the extent permitted by the terms thereof.

NOTE 15. COMMON STOCK

During the three months ended March 25, 2011 and 2010, 0 shares and 133 shares of Series A Preferred Stock have been converted into 0 shares and 1,129,666 shares of Class A Common Stock, respectively.

During the three months ended March 25, 2011 and 2010, 0 shares and 619 shares of Series B Preferred Stock have been converted into 0 shares and 5,255,800 shares of Class A Common Stock, respectively.

NOTE 16. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2010	6,126,645	1.3889
Issued	--	--
Exercised	--	--
Expired	--	--
Outstanding at March 25, 2011(Unaudited)	6,126,645	1.3889

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
July 2005 private placement
6-year warrants	3,157,895	$1.04

December 2005 private placement
6-year warrants	2,968,750	1.76
Warrants exercisable at March 25, 2011(Unaudited)	6,126,645

As of March 25, 2011, these warrants had no intrinsic value.

NOTE 17. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The fair value of such common shares was $300,000. The Company recognized $75,000 as compensation expense for the three months ended March 25, 2010. No stock-based compensation occurred for the three months ended March 25, 2011.

NOTE 18. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands):

	Three months ended March 25,
	2011	2010
	(Unaudited)	(Unaudited)

Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$7	$7
Shandong Longfeng Flour Company Limited (b)	12	11
	$19	$18

(a) Shandong Longfeng Group Company is a joint venture partner of the Company.

(b) Subsidiaries of Shandong Longfeng Group Company.

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

NOTE 19. TAXATION

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of March 25, 2011 and December 25, 2010, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 20. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the three months ended March 25, 2011 and 2010 (in thousands, unaudited):

	March 25, 2011	March 25, 2010
Net loss	$(524)	$(2,571)
Foreign currency translation adjustment	844	19
Comprehensive loss	$320	$(2,552)

NOTE 21. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended March 25, (unaudited)
	2011	2010
	(US$'000)	(US$'000)
Net revenue
Instant noodles	2,197	1,012
Flour	3,137	3,329
Soybean	1,549	1,705
	6,883	6,046
Income (loss) from operations
Instant noodles	(140)	(577)
Flour	(587)	(1,610)
Soybean	139	(59)
	(588)	(2,246)
Depreciation and amortization
Instant noodles	230	188
Flour	118	90
Soybean	204	134
	552	412

	March 25,	December 25,
	2011, (unaudited)	2010
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	12,059	$12,096
Flour	7,215	7,225
Soybean	10,012	9,947
	29,286	$29,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the Quarterly Reports on Form 10-Q filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to New Dragon Asia Corp. and its subsidiaries.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands, unaudited):

	Three months ended March 25,
	2011	2010

Net revenue	$6,883	$6,046
Cost of goods sold	(6,388)	(6,023)
Gross profit	495	23
Selling and distribution expenses	(247)	(177)
General and administrative expenses	(836)	(2,092)
Gain on fair value adjustments to embedded derivatives	81	10
Loss before income taxes	(523)	(2,570)
Income taxes expense	(1)	(1)
Net loss attributable to controlling interest	(523)	(2,571)

Three Months Ended March 25, 2011 Compared to Three Months Ended March 25, 2010

Net Revenue

Net revenue for the quarter ended March 25, 2011 was $6,883,000, representing an increase of $837,000, or 14%, from $6,046,000 for the quarter ended March 25, 2010. Revenues increased in the instant noodle segment by over 217% as the global economy began to recover and the demand for our products gradually strengthened, leading to increases in both selling prices and volumes.

Cost of goods sold

For the three months ended March 25, 2011, cost of goods sold was $6,388,000, an increase of $365,000, or 6%, as compared to $6,023,000 for the three months ended March 25, 2010. The increase was due to the increase in sales of our products.

For the three months ended March 25, 2011, as a percentage of revenue, cost of goods sold decreased to 93% as compared to 99% for that of the same period of prior year. For the three months ended March 25, 2011, gross margin was 7% as compared to 1% for the same period of prior year.  The improvement in gross margin was mainly attributable to the increased demand in the instant noodle segment.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $247,000 for the quarter ended March 25, 2011, representing an increase of $70,000 or 40% from $177,000 for the corresponding quarter of 2010. The increase was due to the increase in sales of our products.

As a percentage of net revenue, selling and distribution expenses increased to 4% for the quarter ended March 25, 2011 as compared to 3% for the corresponding period in 2010. The increase was due to the increase in sales of our products.

General and Administrative Expenses

General and administrative expenses decreased by $1,256,000, or 60%, to $836,000 for the quarter ended March 25, 2011 as compared to $2,092,000 for the corresponding quarter in 2010. The decrease was primarily due to the large amount of provision for bad debt due from customers made in the quarter ended March 25, 2010, which were lower in the quarter ended March 25, 2011.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series A Redeemable Convertible Preferred Stock in July 2005, together with 3,157,895 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $6 million. The Company also issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each instrument was recorded as a derivative liability on our balance sheet. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the quarter ended March 25, 2011, the gain in this regard was $81,000. For the corresponding period of 2010, the gain in this regard was $10,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $523,000 for the quarter ended March 25, 2011 as compared to net loss attributable to controlling interest of $2,571,000 for the quarter ended March 25, 2010. Such improvement was primarily due to improvement in revenue and the absence of significant provisions for doubtful accounts, which happened in 2010.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital increased by $556,000 to $30,108,000 at March 25, 2011 as compared to $29,552,000 at December 25, 2010, which was primarily due to increase of cash and cash equivalent which was contributed by the increased sales of products.

Cash and cash equivalents were $5,575,000 as of March 25, 2011, an increase of $2,819,000 from December 25, 2010. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of March 25, 2011, the Company had long-term debt obligations that resulted from the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Pre-determined annual fee charged by joint venture partners	97	129	129	129	129	4,270	4,883

Void Share Issuances in 2010

During 2010, 19,509,894 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.   Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of March 25, 2011, this obligation results in a potential commitment to buy back shares amounting to approximately $800,000, plus the expenses associated with administering such claims. The Company has recorded the liability in the Redeemable Convertible Preferred Stock account where the shares were converted from and that contractual obligation could not be satisfied except with redemption or conversion to valid shares,

Accordingly, the Company has proposed in the shareholders’ meeting scheduled to be held on May 13, 2011 to increase the authorized shares to 119,509,894 in order to cover the excess shares issued. Should the shareholders’ resolution be not approved, the Company might need to buy from the market 19,509,894 shares amounting to approximately $800,000 using the latest market price of $0.04 per share.

Upon completion of the amendments to its Articles, the Company expects to complete the over-due redemption of the Series B Redeemable Convertible Preferred Stock with additional shares of Class A common stock, to the extent permitted by the terms thereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This information has been omitted based on our status as a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 25, 2011, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW DRAGON ASIA CORP.

Dated: May 5, 2011	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: May 5, 2011	By:	/s/ Qi Xue
Name: Qi Xue
Title: Chief Financial Officer