Form 10-Q
period 2011-09-25
NEW DRAGON ASIA CORP
filed 2011-11-08
CIK 1089590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2011

or

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

The number of shares of Class A Common Stock outstanding as of October 31, 2011 was 100,000,000.

NEW DRAGON ASIA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2011

PART I: FINANCIAL INFORMATION

 Item 1. Financial Statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	September 25, 2011	December 25, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,478	$2,756
Accounts receivable, net	9,351	13,519
Deposits and prepayments, net	6,701	11,523
Inventories, net	10,557	10,847
Total current assets	34,087	38,645

Property, machinery and equipment, net	26,876	26,619
Land use rights, net	2,677	2,595
Due from related companies	56	54
Total assets	$63,696	$67,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,123	$5,773
Other payables and accruals	2,440	2,473
Taxes payable	75	169
Embedded derivatives, at fair value	790	678
Total current liabilities	7,428	9,093

Due to shareholder	4,406	4,031
Due to joint venture partners	514	438
Total liabilities	12,348	13,562
Series A and B Redeemable Convertible Preferred Stock, $0.0001 par value: Authorized shares - 5,000,000 Issued and outstanding –1,742 shares and 1,742 shares at September 25, 2011 and December 25, 2010, respectively	1,742	1,742

Commitments

Stockholders’ equity:
Class A Common Stock, $0.0001 par value: Authorized shares - 100,000,000 Issued and outstanding – 100,000,000 at September 25, 2011 and 100,000,000 at December 25, 2010	9	9
Class B Common Stock, $0.0001 par value: Authorized shares - 2,000,000 Issued and outstanding – none	--	--
Additional paid-in capital	37,275	37,275
Retained earnings	(5,940)	(221)
Accumulated other comprehensive income	18,132	15,418
Total NWD stockholders’ equity	49,476	52,481

Non-controlling interest	130	128
Total equity	49,606	52,609
Total liabilities and stockholders’ equity	$63,696	$67,913
 The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 25,			Nine months ended September 25,
	2011	2010		2011	2010

Net revenue	$3,687		$5,450	$16,130		$18,043
Cost of goods sold	(3,879)		(5,373)	(15,670)		(18,006)
Gross profit (loss)	(192)		77	460		37
Selling and distribution expenses	(166)		(164)	(578)		(588)
General and administrative expenses	(3,251)		(2,569)	(5,919)		(7,872)
Loss from operations	(3,609)		(2,656)	(6,037)		(8,423)
Other income (expense):
Other income (expenses)	(88)		68	538		(381)
Interest income	8		1	11		2
Loss on fair value adjustments to embedded derivatives	(178)		(102)	(112)		(51)
Loss before income taxes and non-controlling interests	(3,867)		(2,689)	(5,600)		(8,853)
Provision for income taxes	(1)		--	(28)		(1)
Net loss	(3,868)		(2,689)	(5,628)		(8,854)
Net loss attributable to non-controlling interest	--		--	2		--
Net loss attributable to controlling interest	$(3,868)		$(2,689)	$(5,626)		$(8,854)
Accretion of Redeemable Preferred Stock	--		(68)	--		(260)
Preferred Stock Dividends	(30)		(21)	(91)		(104)
Loss attributable to common stockholders	$(3,898)		$(2,778)	$(5,717)		$(9,218)

Loss per common share
Basic	$(0.04)	$	(0.03)	$(0.06)	$	(0.10)
Diluted	$(0.04)	$	(0.03)	$(0.06)	$	(0.10)
Weighted average number of common shares outstanding
Basic	100,000		99,751	100,000		95,358
Diluted	100,000		99,751	100,000		95,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Class A Common Stock Shares Amount		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total NWD Stockholders’ Equity	Non Controlling Interests	Total Equity	Comprehensive Income
Balance at December 25, 2009	83,364	$8	$35,569	$(75)	$9,187	$13,405	$58,094	$125	$58,219	$(11,011)
Net loss	-	-	-	-	(9,011)	-	(9,011)	3	(9,008)	(9,011)
Accretion of Redeemable Preferred Stock	-	-	-	-	(282)	-	(282)	-	(282)	-
Preferred Stock Dividends	-	-	-	-	(115)	-	(115)	-	(115)	-
Foreign currency translation adjustment	-	-	-	-	-	2,013	2,013	-	2,013	2,013
Conversion of preferred stock and related dividend payments made in Class A Common Stock	16,636	1	1,706	-	-	-	1,707	-	1,707	-
Share-based compensation to CFO	-	-	-	75	-	-	75	-	75	-
Balance at December 25, 2010	100,000	$9	$37,275	$-	$(221)	$15,418	$52,481	$128	$52,609	$(6,998)
Net loss	-	-	-	-	(5,628)	-	(5,628)	2	(5,626)	(5,628)
Preferred Stock Dividends	-	-	-	-	(91)	-	(91)	-	(91)	-
Foreign currency translation adjustment	-	-	-	-	-	2,714	2,714	-	2,714	2,714
Balance at September 25, 2011（Unaudited）	100,000	$9	$37,275	$-	$(5,940)	$18,132	$49,476	$130	$49,606	$(2,914)

The accompanying notes are an integral part of these consolidated financial statements.

NEW DRAGON ASIA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)
	Nine months ended September 25,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,626)	$(8,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	3,983	6,137
Provision for inventory reserve	4	9
Depreciation and amortization of land use rights	1,447	1,512
Loss on sale of machinery and equipment	--	263
Loss on fair value adjustments to embedded derivatives	112	51
Stock-based compensation expense	--	75
Non-controlling interests	(2)	--
Changes in operating assets and liabilities:
Accounts receivable	542	(5,868)
Deposits and prepayments	5,078	(1,195)
Inventories	689	3,950
Due from related companies	--	24
Accounts payable	(1,807)	1,315
Other payables and accruals	(217)	393
Taxes payable	(97)	(56)
Net cash provided by (used in) operating activities	4,106	(2,244)

Cash flows from investing activities:
Proceeds from sale of property, machinery and equipment	--	1,286
Purchases of property, machinery and equipment	(121)	(75)
Net cash provided by (used in) investing activities	(121)	1,211

Cash flows from financing activities:
Proceeds from shareholder loan	207	28
Proceeds from joint venture partners	56	61
Net cash provided by financing activities	263	89
Impact of foreign currency translation on cash	474	689
Net increase (decrease) in cash and cash equivalents	4,722	(255)
Cash and cash equivalents at the beginning of period	2,756	3,440
Cash and cash equivalents at the end of period	$7,478	$3,185

Non-Cash Investing and Financing Activities

Conversion of preferred stock into common stock	$--	$1,752

Dividend payments on preferred stock in the form of common stock	$--	$144

Supplemental disclosure of cash flows information:

Income taxes paid	35	1

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

The following table presents the embedded derivative, the Company only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended September 25, 2011 and 2010:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities as of September 25, 2011	$--	$--	$790	$790
Embedded derivative liabilities as of September 25, 2010	$--	$--	$110	$110

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In September 2011, the FASB amended the disclosure requirements related to multiemployer pension plans. The amendment is applicable to all entities that participate in multiemployer pension plans and will expand the information currently disclosed about an employer’s financial obligations to the multiemployer plans as well as the financial health of all significant plans in which the employer participates. The amendment is effective for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In June 2011, the FASB issued an amendment regarding the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The Company has adopted this amendment effective January 1, 2011 and will apply the guidance prospectively for business combinations, if any, occurring on or after January 1, 2011.

In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company has adopted this amendment effective January 1, 2011. This amendment had no impact on the Company’s financial position, results of operations or cash flows.

NOTE 4. CONDENSED BALANCE SHEET INFORMATION

Condensed balance sheet information as of September 25, 2011 consisted of the following (in thousands, unaudited):

	Inside China	Outside China	Total
Assets
- Cash and cash equivalents	$7,469	$9	$7,478
- Others	56,198	20	56,218
Total assets	63,667	29	63,696
Liabilities, excluding Series B Redeemable Convertible Preferred Stock	6,755	5,593	12,348
Equity	37,552	12,054	49,606

Assets located outside of China consist primarily of cash and cash equivalents. Liabilities located outside of China consist primarily of embedded derivatives, net of the related beneficial conversion feature and fair value of the warrants.

Condensed statement of operation information for the nine months ended September 25, 2011 consisted of the following (in thousands, unaudited):

	Inside China	Outside China	Total

Net revenue	$16,130	$--	$16,130
Cost of goods sold	(15,670)	--	(15,670)
General and administrative expenses	(5,355)	(564)	(5,919)
Loss from operations	(5,473)	(564)	(6,037)
Provision for income taxes	(28)	--	(28)
Other income (expense)	549	(112)	437
Net loss attributable to controlling interest	(4,950)	(676)	(5,626)

The Company does not believe that providing additional information regarding cash flows is meaningful to the reader, in light of the nature of the assets and operations located inside China and outside China.

NOTE 5. EARNINGS PER SHARE

The Company computes earnings per share (“EPS’) in accordance generally accepted accounting principles.  Companies with complex capital structures are required to present basic and diluted EPS.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Approximately 30,945 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and nine months ended September 25, 2011 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.  Approximately 28,953 dilutive shares on an “as converted” basis for the Redeemable Convertible Preferred stock for the three and nine months ended September 25, 2010 were excluded from the calculation of diluted earnings per share since their effect would have been anti-dilutive.

The calculation of diluted weighted average common shares outstanding for the three and nine months ended September 25, 2011 and 2010 are based on the average of the closing price of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Redeemable Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data, unaudited):

	Three Months Ended September 25,
	2011			2010
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Loss per share – basic
Loss available to common stockholders	$(3,898)	100,000	$(0.04)	$(2,778)	99,751		$(0.03)
Effect of dilutive securities
Redeemable convertible preferred stock	--	--		--	--
Options and warrants	--	--		--	--

Loss per share – diluted	$(3,898)	100,000	$(0.04)	$(2,778)	99,751	$	(0.03)

	Nine Months Ended September 25,
	2011			2010
		Weighted			Weighted
		Average			Average
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
Loss per share – basic
Loss available to common stockholders	$(5,717)	100,000	$(0.06)	$(9,218)	95,358	$(0.10)
Effect of dilutive securities
Redeemable convertible preferred stock	--	--		--	--
Options and warrants	--	--		--	--

Loss per share – diluted	$(5,717)	100,000	$(0.06)	$(9,218)	95,358	$(0.10)

NOTE 6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Accounts receivable	$20,363	$20,689
Less: Allowance for doubtful accounts	(11,012)	(7,170)
	$9,351	$13,519

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Balance at the beginning of the period	$7,170	$2,725
Add: provision during the period	4,403	4,609
Less: write-offs during the period	(561)	(164)
Balance at the end of the period	$11,012	$7,170

NOTE 7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Deposits for raw materials	$322	$8,417
Prepayments and advances	6,222	2,849
Land lease prepayment	157	257
	$6,701	$11,523

NOTE 8. INVENTORIES

Inventories consisted of the following (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Raw materials (including packing materials)	$9,850	$9,360
Finished goods	718	1,494
	10,568	10,854
Less: Inventory reserve	(11)	(7)
	$10,557	$10,847

The activity in the Company’s provision for inventory reserve is summarized as follows (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Balance at the beginning of the period	$7	$512
Add: provision during the period	4	17
Less: write-offs during the period	--	(522)
Balance at the end of the period	$11	$7

NOTE 9. DUE FROM RELATED COMPANIES

Due from related companies consisted of the following (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Xinlong Asia Food (Luoyang) Co., Ltd.*	$56	$54
Due from related companies for sales	$56	$54

* Subsidiaries of Shandong Longfeng Group Company.

NOTE 10. PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of following (in thousands):

	Useful Life	September 25, 2011	December 25, 2010
	(In years)	(Unaudited)

Buildings	40	$14,259	$13,701
Machinery and equipment	5 - 12	23,674	22,687
Construction in process		501	400
		38,434	36,788
Less: Accumulated depreciation and amortization		(11,558)	(10,169)
		$26,876	$26,619

Depreciation and amortization expense was approximately $379,000 and $490,000 for the three months ended September 25, 2011 and 2010, respectively, and $1,389,000 and $1,382,000 for the nine months ended September 25, 2011 and 2010, respectively.

NOTE 11. LAND USE RIGHTS

Land use rights consisted of the following (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Land use rights	$3,346	$3,206
Less: Accumulated amortization	(669)	(611)
	$2,677	$2,595

Amortization expense was approximately $39,000 and $44,000 for the three months ended September 25, 2011 and 2010, respectively, and $58,000 and $130,000 for the nine months ended September 25, 2011 and 2010, respectively.

NOTE 12. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following (in thousands):

	September 25, 2011	December 25, 2010
	(Unaudited)

Deposits from customers	$734	$613
Accruals for payroll, bonus and benefits	303	519
Utilities and accrued expenses	1,403	1,341
	$2,440	$2,473

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 22, 2005, the Company issued 9,500 shares of Series B 7% Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), initially convertible into an aggregate of 5,937,500 shares of Class A Common Stock at a conversion price of $1.60 per share, raising $9.5 million in gross proceeds. Six-year warrants to purchase an aggregate of 2,968,750 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued to the investors. As part of the compensation to the placement agent, five-year warrants to purchase an aggregate of 356,250 shares of Class A Common Stock at an exercise price of $1.76 per share were also issued.  As of September 25, 2011, 8,881 shares of Series B Preferred Stock have been converted into 31,306,750 shares of Class A Common Stock, and no warrants have been exercised.

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

Redeemable Convertible Preferred Stock	Preferred shares	Balance
		(in thousands)

	--	$--
Series B	1,742	1,742
Less: unamortized discount	--	(1,065)
Add: adjustment for quarterly redemption reversion	--	1,065
Balance December 25, 2010	1,742	$1,742
Balance September 25, 2011(Unaudited)	1,742	$1,742

The $1,742 includes a liability for shares issued on conversion that exceeded the authorized shares of approximately $1,023, an amount equal to their face value if they hadn’t been converted. Derivatives related to the excess shares are included in the derivative liability.

Embedded derivatives relate to redeemable convertible preferred stock. We determined that the conversion features of our redeemable convertible preferred stock and warrants to purchase our common stock are derivatives that we are required to account for as freestanding instruments under U.S. GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these embedded derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statements of operations. We were required to report a change of $178 and $102 as loss on the embedded derivative liability in other income for the three months ended September 25, 2011 and 2010, respectively, a change of $112 and $51 for the nine months ended September 25, 2011 and 2010, respectively, as loss on the embedded derivative liability in other income on our statement of operations.

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

Expected life (in years)	Embedded Conversion Feature Remaining Term to conversion or redemption date at each valuation date
Expected volatility	202.40%
Risk-free interest rate	0.12%
Dividend yield	0

The Company considered all of the other minor features of the conversion option associated with the Company’s Preferred shares, including adjustments for: (i) stock dividends and splits, (ii) the sale of the Company’s securities, (iii) the subsequent issuance of rights, options, or warrants to Common shareholders, and (iv) forced conversion and redemption features. We ultimately determined that these features were insignificant and did not have a material impact on the concluded values of the Series B Preferred Stock.

The changes in the derivative liabilities during the period are as follows (in thousands):

Fair Value at December 25, 2009	$76
Loss on change in value of derivatives during the period	619
Conversion of 1,752 shares of Series B Preferred Stock to common stock during 2010	(17)
Fair Value at December 25, 2010	$678
Loss on change in value of derivatives during the period	112
Fair Value at September 25, 2011(Unaudited)	$790

Note 14. Void Share Issuances in 2010

During 2010, 19,509,894 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.   Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of September 25, 2011, this obligation results in a potential commitment to buy back shares amounting to approximately $390,000, plus the expenses associated with administering such claims. The Company has recorded the liability in the Redeemable Convertible Preferred Stock account where the shares were converted from, and that contractual obligation could not be satisfied except with redemption or conversion to valid shares.

The Company had proposed in the shareholders’ meeting held on May 20, 2011 to increase the authorized shares to 119,509,894 in order to cure the over-issuance. However, the increase was not approved at the special meeting of shareholders. As a result, the Company may have to buy from the market 19,509,894 shares amounting to approximately $390,000. The Company has provided a derivative for the variability of the stock price for the voided shares. In addition, the Company will have to settle the over-due redemption of the Series B Redeemable Convertible Preferred Stock amounting to approximately $800,000.

NOTE 15. COMMON STOCK

During the nine months ended September 25, 2011 and 2010, 0 shares and 1,353 shares of Series B Preferred Stock have been converted into 0 shares and 11,136,072 shares of Class A Common Stock, respectively.

NOTE 16. WARRANTS

The following table summarizes activity regarding the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2010	6,126,645	1.3889
Issued	--	--
Exercised	--	--
Expired	(3,157,895)	1.0400
Outstanding at September 25, 2011(Unaudited)	2,968,750	1.7600

The number of shares of Class A Common Stock issuable under warrants related to the private placements and respective exercise prices are summarized as follows:

	Shares of Class A Common Stock Issuable Under Warrants	Exercise Price
December 2005 private placement
6-year warrants	2,968,750	1.76

As of September 25, 2011, these warrants had no intrinsic value.

NOTE 17. STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company used the Black-Scholes option-pricing model to estimate the fair value of the options at the date of grant.

The Company issued 2,000,000 Class A Common Shares to the CFO as annual compensation for the service term from April 1, 2009 to March 31, 2010. The fair value of such common shares was $300,000. The Company recognized $75,000 as compensation expense for the nine months ended September 25, 2010. No stock-based compensation occurred for the nine months ended September 25, 2011.

NOTE 18. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Transactions between New Dragon Asia Corp. and related companies are summarized below (in thousands, unaudited):

	Three months ended September 25,		Nine months ended September 25,
	2011	2010	2011	2010
Pre-determined annual fee charged by joint venture partners:
Shandong Longfeng Group Company (a)	$7	$6	$21	$20
Shandong Longfeng Flour Company Limited (b)	13	13	38	36
	$20	$19	$59	$56

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

New Dragon Asia Corp. is a Florida corporation with wholly-owned operating subsidiaries. As a result, the Company is not subject to PRC tax for the activities at the Florida company level. Costs or expenses incurred at the Florida company level, such as the stock-based compensation and the amortization of financing costs and derivative accounting related to Series A Preferred Stock and Series B Preferred Stock, cannot be used to offset any income derived in the PRC when measuring the PRC income tax liabilities. As of September 25, 2011 and December 25, 2010, there were no material deferred tax assets or deferred tax liabilities. The expenses of the United States company are not recoverable against future taxable income in the United States or the PRC and meet the definition of permanent differences for tax accounting purposes. The Company has never been audited by the taxing authority in the United States or the PRC. The Company believes that it has filed properly in all required jurisdictions.

NOTE 20. COMPREHENSIVE INCOME

The following table summarizes the comprehensive income for the nine months ended September 25, 2011 and 2010 (in thousands, unaudited):

	September 25, 2011	September 25, 2010
Net loss	$(5,628)	$(8,854)
Foreign currency translation adjustment	2,714	1,233
Comprehensive loss	$(2,914)	$(7,621)

NOTE 21. SEGMENT INFORMATION

The Company classifies its products into three core business segments; namely instant noodles, flour and soybean. In view of the fact that the Company operates principally in Mainland China, no geographical segment information is presented.

	For the three months ended September 25, unaudited		For the nine months ended September 25, unaudited
	2011	2010	2011	2010
	(US$'000)	(US$'000)	(US$'000)	(US$'000)
Net revenue
Instant noodles	1,636	1,497	5,621	3,569
Flour	1,449	3,321	6,887	11,038
Soybean	602	632	3,622	3,436
	3,687	5,450	16,130	18,043
Loss from operation
Instant noodles	(488)	(360)	(973)	(1,387)
Flour	(2,784)	(2,297)	(4,291)	(5,984)
Soybean	(337)	1	(773)	(1,052)
	(3,609)	(2,656)	(6,037)	(8,423)
Depreciation and amortization
Instant noodles	179	245	621	696
Flour	83	106	300	308
Soybean	142	183	526	508
	404	534	1,447	1,512

	September 25,	December 25,
	2011, unaudited	2010
	(US$'000)	(US$'000)
Identifiable long-term assets
Instant noodles	12,214	$12,096
Flour	7,180	7,225
Soybean	10,215	9,947
	29,609	$29,268

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In September 2011, the FASB amended the disclosure requirements related to multiemployer pension plans. The amendment is applicable to all entities that participate in multiemployer pension plans and will expand the information currently disclosed about an employer’s financial obligations to the multiemployer plans as well as the financial health of all significant plans in which the employer participates. The amendment is effective for fiscal years ending after December 15, 2011, with early adoption permitted and retrospective application required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In June 2011, the FASB issued an amendment regarding the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

 In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The Company has adopted this amendment effective January 1, 2011 and will apply the guidance prospectively for business combinations, if any, occurring on or after January 1, 2011.

In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Company has adopted this amendment effective January 1, 2011. This amendment had no impact on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed in U.S. dollars (in thousands, unaudited):

	Three months ended September 25,		Nine months ended September 25,
	2011	2010	2011	2010

Net revenue	$3,687	$5,450	$16,130	$18,043
Cost of goods sold	(3,879)	(5,373)	(15,670)	(18,006)
Gross profit (loss)	(192)	77	460	37
Selling and distribution expenses	(166)	(164)	(578)	(588)
General and administrative expenses	(3,251)	(2,569)	(5,919)	(7,872)
(Loss) gain on fair value adjustments to embedded derivatives	(178)	(102)	(112)	(51)
Loss before income taxes	(3,867)	(2,689)	(5,600)	(8,853)
Income taxes benefit (expense)	(1)	--	(28)	(1)
Net loss attributable to controlling interest	(3,868)	(2,689)	(5,626)	(8,854)

Nine Months Ended September 25, 2011 Compared to Nine Months Ended September 25, 2010

Net Revenue

Net revenue for the nine months ended September 25, 2011 was $16,130,000, representing a decrease of $1,913,000, or 11%, from $18,043,000 for the nine months ended September 25, 2010. The decrease was primarily due to the temporary production halt at one of our plants, New Dragon Asia Flour (Yantai) Co., Ltd. in April 2011 to prepare for an upgrade of its production lines. New Dragon Asia Flour (Yantai) Co., Ltd. is planning to restart operations early next year.

Cost of goods sold

For the nine months ended September 25, 2011, cost of goods sold was $15,670,000, a decrease of $2,336,000, or 13%, as compared to $18,006,000 for the nine months ended September 25, 2010. The decrease was due to the decrease in sales of our products resulting from the production halt.

For the nine months ended September 25, 2011, as a percentage of revenue, cost of goods sold decreased to 97% as compared to 100% for that of the same period of prior year. For the nine months ended September 25, 2011, gross margin was 3% as compared to 0% for the same period of prior year.  The improvement in gross margin was mainly attributable to the increased demand in the export instant noodle and soybean segments, of which the gross margin was relatively high.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $578,000 for the nine months ended September 25, 2011, representing a decrease of $10,000 or 2% from $588,000 for the corresponding period of 2010. The decrease was primarily due to the cost controls implemented by us.

As a percentage of net revenue, selling and distribution expenses slightly increased to 4% for the nine months ended September 25, 2011 as compared to 3% for the corresponding period in 2010. The increase was primarily due to the decrease of sales.

General and Administrative Expenses

General and administrative expenses decreased by $1,953,000, or 25%, to $5,919,000 for the nine months ended September 25, 2011 as compared to $7,872,000 for the corresponding period in 2010. The decrease was primarily due to a large amount of provision for bad debt due from customers made in the nine months ended September 25, 2010, which were lower in the corresponding period in 2011.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each embedded instrument (warrants and conversion features) is recorded as a derivative liability on our balance sheet. The Company also has a derivative due to having shares outstanding exceeding its authorized limit at September 25, 2011. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income. For the nine months ended September 25, 2011, the loss in this regard was $112,000. For the corresponding period of 2010, the loss in this regard was $51,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. An increase in our stock’s market value increases the value of the derivative creating losses in our income statements and a decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $5,626,000 for the nine months ended September 25, 2011 as compared to net loss attributable to controlling interest of $8,854,000 for the nine months ended September 25, 2010. Such improvement was primarily due to the absence of significant provisions for doubtful accounts, which occurred in 2010.

Three Months Ended September 25, 2011 Compared to Three Months Ended September 25, 2010

Net Revenue

Net revenue for the quarter ended September 25, 2011 was $3,687,000, representing a decrease of $1,763,000, or 32%, from $5,450,000 for the quarter ended September 25, 2010. The decrease was primarily due to the temporary production halt at one of our plants, New Dragon Asia Flour (Yantai) Co., Ltd. in April 2011 to prepare for an upgrade of its production lines. New Dragon Asia Flour (Yantai) Co., Ltd. is planning to restart operations early next year

Cost of goods sold

For the three months ended September 25, 2011, cost of goods sold was $3,879,000, a decrease of $1,494,000, or 28%, as compared to $5,373,000 for the three months ended September 25, 2010. The decrease was primarily due to the decrease in sales of our products resulting from the production halt.

For the three months ended September 25, 2011, as a percentage of revenue, cost of goods sold increased to 105% as compared to 99% for that of the same period of prior year. For the three months ended September 25, 2011, gross margin was negative 5% as compared to a gross margin of 1% for the same period of prior year.  The decrease in gross margin was mainly due to the reduced export noodle sales, of which the gross margin was relative high, as a result of the unstable global economic environment. For the three months ended September 25, 2011, the sales of instant noodle segment mainly came from domestic sales, and the gross margin was much lower than export sales to a negative level.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of salaries, commissions and associated employee benefits, travel expenses of sales and marketing personnel and promotional expenses.

Selling and distribution expenses were $166,000 for the quarter ended September 25, 2011, representing an increase of $2,000 or 1% from $164,000 for the corresponding quarter of 2010. The increase was primarily due to the continuous price-increase of RMB which led to our PRC occurred costs increase accordingly.

As a percentage of net revenue, selling and distribution expenses increased to 5% for the quarter ended September 25, 2011 as compared to 3% for the corresponding period in 2010. The increase was primarily due to the decrease of sales and the increasing price of RMB.

General and Administrative Expenses

General and administrative expenses increased by $682,000, or 27%, to $3,251,000 for the quarter ended September 25, 2011 as compared to $2,569,000 for the corresponding quarter in 2010. The increase was primarily due to the provision for bad debt due from customers made in the quarter ended September 25, 2011, which were higher than the provision made in the corresponding period in 2010.

Gain on Fair Value Adjustments to Embedded Derivatives

The Company issued Series B Redeemable Convertible Preferred Stock in December 2005, together with 2,968,750 warrants to purchase Class A Common Stock resulting in aggregate proceeds of $9.5 million. The fair value of each embedded instrument (warrants and conversion features) is recorded as a derivative liability on our balance sheet. The Company also has a derivative due to having shares outstanding exceeding its authorized limit at September 25, 2011. The corresponding gain or loss, which was non-cash in nature, from changes in the fair values of these instruments was recorded in our statement of income.  For the quarter ended September 25, 2011, the loss in this regard was $178,000. For the corresponding period of 2010, the loss in this regard was $102,000. The determination of the change in the value of the derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on changes in the price of our shares and the time remaining in the life of the underlying financial instruments. Increase in our stock’s market value increases the value of the derivative creating losses in our income statements and decrease in the stock’s market value reduces the value of the derivatives creating gains in our income statements.

Net Loss Attributable to Controlling Interests

Net loss attributable to controlling interest was $3,868,000 for the quarter ended September 25, 2011 as compared to net loss attributable to controlling interest of $2,689,000 for the quarter ended September 25, 2010. Such decrease was primarily due to the decrease of sales and an increased provision for bad debt.

Financial Condition, Liquidity and Capital Resources

The Company’s primary liquidity needs are for the purchase of inventories and funding accounts receivable and capital expenditures. Historically, the Company has financed its working capital requirements through a combination of internally generated cash and advances from related companies.

Our working capital decreased by $2,893,000 to $26,659,000 at September 25, 2011 as compared to $29,552,000 at December 25, 2010, which was primarily due to the production halt and reduces sales, which led to a lower level of accounts receivables.

Cash and cash equivalents were $7,478,000 as of September 25, 2011, an increase of $4,722,000 from December 25, 2010. The Company believes that it has enough cash available and expects to have enough income and cash flow from operations to operate for the next 12 months.

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

As of September 25, 2011, the Company had long-term debt obligations that resulted from the pre-determined annual fee charged by joint venture partners through August 2049 as follows:

	Payment Obligations By Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands $)
Pre-determined annual fee charged by joint venture partners	32	129	129	129	129	4,270	4,818

Void Share Issuances in 2010

During 2010, 19,509,894 shares of the Company’s Class A common stock were issued in excess of the Company's Articles of Incorporation.   Such shares are void under Florida law and are not entitled to vote at meetings of our stockholders or to any other rights of a stockholder of the Company.  In addition, any shareholder holding such void shares is entitled to recover their value from the Company unless the Company is able to replace the void share with a valid share.  As of September 25, 2011, this obligation results in a potential commitment to buy back shares amounting to approximately $726,000, plus the expenses associated with administering such claims. The Company has recorded the liability in the Redeemable Convertible Preferred Stock account where the shares were converted from and that contractual obligation could not be satisfied except with redemption or conversion to valid shares.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 25, 2011, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Furnished electronically with this filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DRAGON ASIA CORP.

Dated: November 8, 2011	By:	/s/ Li Xia Wang
Name: Li Xia Wang (Principal Executive Officer)
Title: Chief Executive Officer

Dated: November 8, 2011	By:	/s/ Qi Xue
Name: Qi Xue
Title: Chief Financial Officer